Form 10-Q
period 1996-03-31
INNOVUS CORP
filed 1996-05-15
CIK 859915

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 1996

                                OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      N/A      to      N/A

COMMISSION FILE NUMBER: 33-33136-D

                      INNOVUS CORPORATION
      (Exact name of registrant as specified in its charter)

           DELAWARE                              87-0461856
    (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)

                        2060 East 2100 South
                     SALT LAKE CITY, UTAH 84109
             (Address of principal executive offices)

                          (801) 463-8200
                   (Issuer's telephone number)

    Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO

    The number of common shares outstanding at March 31, 1996: 4,691,037

                INNOVUS CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                              ASSETS

                                             March 31,      December 31,
                                                 1996              1995
Current Assets
  Cash and cash equivalents              $    855,515      $  2,362,556
  Accounts receivable                          86,024            59,766
  Inventory                                    36,114               -
  Prepaid expenses                             31,982            43,738
                                            ---------         ---------
    Total Current Assets                    1,009,635         2,466,060
                                            ---------         ---------

Property and Equipment
  Land                                        374,431           374,431
  Building                                    422,231           422,232
  Computer and office equipment               824,974           791,112
  Furniture and fixtures                      114,538            92,460
                                            ---------         ---------
    Total Property and Equipment            1,736,174         1,680,235

    Less:  Accumulated depreciation          (358,263)         (317,134)
                                            ---------         ---------
    Net Property and Equipment              1,377,911         1,363,101
                                            ---------         ---------
Other Assets
  Security deposits                            38,092            34,816
  Software development costs,
    net of accumulated amortization           994,249           886,153
                                            ---------         ---------
    Net Other Assets                        1,032,341           920,969
                                            ---------         ---------

Total Assets                             $  3,419,887      $  4,750,130
                                            =========         =========









  See the accompanying notes to condensed consolidated financial statements.

                   INNOVUS CORPORATION AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (Unaudited)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             March 31,      December 31,
                                                 1996              1995
Current Liabilities
  Notes payable - current portion        $     35,797      $     10,447
  Capital lease obligations -
    current portion                            19,708            18,539
  Accounts payable                            317,460           167,846
  Accrued expenses                            294,534           276,628
                                            ---------         ---------
    Total Current Liabilities                 667,499           473,460
                                            ---------         ---------
Long-Term Liabilities
  Notes payable, net of current portion       678,983           682,096
  Capital lease obligations,
    net of current portion                     40,372            40,689
                                            ---------         ---------
    Total Long-Term Liabilities               719,355           722,785
                                            ---------         ---------

Stockholders' Equity (Deficit)
  Preferred stock - $0.001 par value;
    1,000,000 shares authorized;
    120,000 shares designated as
    Series A; no shares issued
    or outstanding,                              -                 -
  Common stock - $0.001 value;
    15,000,000 shares authorized;
    4,691,037 shares issued and
    outstanding                                 4,691             4,691
  Additional paid-in capital                9,278,792         9,255,355
         Deferred compensation                (23,437)             -
         Accumulated deficit               (7,227,013)       (5,706,161)
                                            ---------         ---------
  Total Stockholders' Equity (Deficit)      2,033,033         3,553,885
                                            ---------         ---------

Total Liabilities and Stockholders'
  Equity (Deficit)                       $  3,419,887      $  4,750,130
                                            =========         =========

  See the accompanying notes to condensed consolidated financial statements.

                INNOVUS CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                        For the Three Months Ended March 31,
                                                 1996              1995

Sales                                    $     56,462      $     20,180

Costs and Expenses
  Costs of products and services sold          19,023            20,024
  Amortization of software development costs   76,698              -
  Product development                         364,839           326,904
  Selling and marketing                       904,512           213,036
  General and administrative                  206,778           327,104
                                            ---------         ---------
  Total Costs and Expenses                  1,571,850           887,068
                                            ---------         ---------
Loss From Operations                       (1,515,388)         (866,888)
                                            ---------         ---------

Interest income                                17,283              -
Interest expense                              (22,747)          (14,676)
                                            ---------         ---------

Net Loss                                  $(1,520,852)     $   (881,564)
                                            =========         =========


Loss Per Common Share                     $     (0.32)     $      (0.29)
                                            =========         =========

Weighted Number of Shares of Common
  Stock Used In Per Share Calculation       4,691,037         2,990,987
                                            =========         =========









  See the accompanying notes to condensed consolidated financial statements.

                INNOVUS CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                        For the Three Months Ended March 31,
                                                 1996              1995

Cash Flows From Operating Activities

Net loss                                 $ (1,520,852)      $  (881,564)
  Adjustments to reconcile net loss
   to net cash used for operating activities:
    Depreciation and amortization             117,827            20,502
    Change in current assets and liabilities:
      Accounts receivable                     (26,258)          (18,728)
      Inventory                               (36,114)           17,782
      Accounts payable and
       accrued expenses                       192,870           155,841
      Other                                    11,756            (8,166)
                                            ---------         ---------
Net Cash Used for Operating Activities     (1,260,771)         (714,333)
                                            ---------         ---------
Cash Flows From Investing Activities
  Acquisition of property
   and equipment                              (49,893)         (105,454)
  (Increase) Decrease in security deposits     (3,276)            2,328
  Increase in software development costs     (184,794)         (211,416)
                                             ---------         ---------
Net Cash Used for Investing Activities       (237,963)         (314,542)
                                            ---------         ---------
Cash Flows From Financing Activities
  Payments to reduce notes payable
   and capital lease obligations               (8,307)          (84,365)
  Proceed from issuance of preferred
   and common stock, net of offering
   costs paid                                    -            1,643,740
  Collection of receivable from stockholder      -              126,113
                                            ---------         ---------
Net Cash Provided by Financing Activities      (8,307)        1,685,488
                                            ---------         ---------
Net Increase (Decrease) in Cash
 and Cash Equivalents                      (1,507,041)          656,613

Cash and Cash Equivalents at
 Beginning of Period                        2,362,556           341,988
                                           ----------         ---------
Cash and Cash Equivalents at
 End of Period                           $    855,515      $    998,601
                                           ==========         =========



  See the accompanying notes to condensed consolidated financial statements.

                INNOVUS CORPORATION AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1--INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, consisting of normal recurring adjustments except as disclosed herein. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the remainder of 1996.

The accompanying unaudited financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-K, as of December 31, 1995.

NOTE 2--SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 1996 and 1995, the Company paid interest of $23,009 and $52,598, respectively.

NOTE 3--STOCK OPTIONS

The Company granted option for 25,000 shares of common stock in December 1995 and for 75,000 shares in March 1996, all of which are exercisable at $7.50 per share. The options vest immediately for those granted in December 1995 with the options granted in March 1995 vesting over three years. Compensation in the amount of $50,000 was recognized as an expense in 1995 for the options granted in December 1995. Compensation relating to the options granted in March 1996 was $23,437 which was deferred and is being recognized over the vesting period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 1995 and the notes thereto found in the Company's Form 10-K.

Innovus had operated as a value added reseller of multimedia presentations and kiosks since 1987. Commencing in July, 1993, Innovus began hiring additional staff and otherwise incurring additional expense to begin a full scale revision of its multimedia authoring software for the Windows business software market. General sales of the commercial release version of the software began in March, 1996. The substantial increase in expenses related to software development and marketing as the software reached commercial release may affect the comparability of 1996 to prior periods.

Results of Operations

The Company's core software product, INNOVUS Multimedia 2.1, was released for commercial sale in late March, 1996. During the quarter ended March 31, 1996, the Company had gross sales of $56,462, compared to $20,180 for the comparable period of the prior year. Software accounted for substantially all sales in 1996, while in 1995 sales were generated from the sale of multimedia presentations and information kiosks. Sales for the first quarter are not indicative of sales expected for the full year.

The costs of products and services sold in the quarter ended
March 31, 1996 were $19,023 or 33.7% of sales. During the first quarter of the prior year, such costs for the presentation and kiosk business were $20,024 or 99.2% of sales.

Total costs and expenses increased substantially to $1,571,850 in the quarter ended March 31, 1996 from $887,068 in 1995. The largest single component of the increase was selling and marketing expenses which increased to $904,512 in 1996 compared to $213,036 in 1995. This reflects the completion of the VAR extended beta release of the software and the commencement of marketing for the commercial release. Product development also increased compared to the prior year, to $364,839 from $326,904, reflecting final completion work on the core software and development of the initial application templates. In 1996, $76,698 of capitalized software development expenses were amortized. General and administrative costs decreased to $206,778 in 1996 from $327,104 in 1995, primarily a the result of personnel being reassigned to sales and other software related operating duties.

The Company incurred losses from operations of $1,515,388 and $866,888 during the quarters ended March 31, 1996 and 1995, respectively.

As the Company has expended the proceeds of its August, 1995 public offering, interest income has decreased, and the interest expenses of the Company's mortgage on its building and other borrowings now exceeds interest income. Net interest expense for the quarters ended March 31, 1996 and 1995 were $5,464 and $14,676, respectively.

The Company sustained a net loss of $1,520,852 for the first quarter of 1996 compared to a loss of $881,564 for the first quarter of 1995. On a per share basis, the net loss for 1996 was $.32 on 4,691,037 average shares outstanding compared to a net loss of $.29 on 2,990,987 average shares in 1995.

Liquidity and Capital Resources

The Company is dedicating substantially all available funds, including amounts it is able to borrow, to the software marketing
and support.   The Company has limited available resources.  The
Company will require additional funding to sustain operations until such time, if ever, as substantial revenues are received from software sales.

At March 31, 1996, the Company had total current assets of $1,009,635 and working capital of $342,136. During the quarter ended March 31, 1996, the Company incurred a net loss of $1,520,852 and had negative cash flow from operations of $1,260,771. Subject to the availability of funding, the Company anticipates that its administrative expenses and selling and marketing expenses will not decrease during the remainder of the year, resulting in additional negative operating cash flow until such time as software sales increase substantially. The Company does not anticipate that software sales will produce positive cash flow until at least the fourth quarter of 1996, and there is no assurance that the Company will ever be able to obtain sufficient sales or reduce expenses, to produce a positive cash flow.

The Company cannot sustain its current rate of negative cash flows from operations and software development without substantial additional sources of cash. In the long term, needed cash must be generated by operations in order for the Company to sustain itself. Management does not expect cash flow from operations until the second half of 1996, and there is no assurance that positive cash flow will be obtained at that time. Management intends to attempt to obtain capital from the sale of additional equity or the issuance of debt. There can be no assurance that the Company will be able to raise the needed capital or that the terms of any new issuance of equity or debt will be favorable to the Company. However, based upon the Company's past experience in the capital markets, management believes it is likely that the Company will be able to raise sufficient capital to sustain its operations in the short term if there are no adverse developments regarding the Company, its markets or the capital markets generally.


At March 31, 1996, the Company had long term liabilities of $719,355, consisting primarily of the mortgage on the Company's building. Although the Company will require substantial additional funds to sustain operations, the Company did not have any other significant capital commitments at March 31, 1996.


                             PART II

No response required.



                            SIGNATURES

     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  INNOVUS CORPORATION


Date:  May 15, 1996     By /s/

                             ------------------------------
                             David Mock
                             Chief Executive Officer


                             By /s/

                             ------------------------------
                             Gary Wall
                             Principal Financial and
                              Accounting Officer