Form 10-Q/A
period 1996-03-31
INNOVUS CORP
filed 1996-05-16
CIK 859915

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

                   INNOVUS CORPORATION AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (Unaudited)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             March 31,      December 31,
                                                 1996              1995
Current Liabilities
  Notes payable - current portion        $     35,797      $     10,447
  Capital lease obligations -
    current portion                            19,708            18,539
  Accounts payable                            317,460           167,846
  Accrued expenses                            294,534           276,628
                                            ---------         ---------
    Total Current Liabilities                 667,499           473,460
                                            ---------         ---------
Long-Term Liabilities
  Notes payable, net of current portion       678,983           682,096
  Capital lease obligations,
    net of current portion                     40,372            40,689
                                            ---------         ---------
    Total Long-Term Liabilities               719,355           722,785
                                            ---------         ---------

Stockholders' Equity (Deficit)
  Preferred stock - $0.001 par value;
    1,000,000 shares authorized;
    120,000 shares designated as
    Series A; no shares issued
    or outstanding,                              -                 -
  Common stock - $0.001 par value;
    15,000,000 shares authorized;
    4,691,037 shares issued and
    outstanding                                 4,691             4,691
  Additional paid-in capital                9,278,792         9,255,355
         Deferred compensation                (23,437)             -
         Accumulated deficit               (7,227,013)       (5,706,161)
                                            ---------         ---------
  Total Stockholders' Equity (Deficit)      2,033,033         3,553,885
                                            ---------         ---------

Total Liabilities and Stockholders'
  Equity (Deficit)                       $  3,419,887      $  4,750,130
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

NOTE 3--STOCK OPTIONS

The Company granted options for 25,000 shares of common stock in December 1995 and for 75,000 shares in March 1996, all of which are exercisable at $7.50 per share. The options vest immediately for those granted in December 1995 with the options granted in March 1995 vesting over three years. Compensation in the amount of $50,000 was recognized as an expense in 1995 for the options granted in December 1995. Compensation relating to the options granted in March 1996 was $23,437 which was deferred and is being recognized over the vesting period.

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