Form 10-Q
period 1996-06-30
INNOVUS CORP
filed 1996-08-19
CIK 859915

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996

                       OR

   [ ] TRANSITION REPORT OR PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM   N/A    TO   N/A

COMMISSION FILE NUMBER:  0-26790

                               INNOVUS CORPORATION
               (Exact name of registrant as specified in its charter)

                 DELAWARE                             87-0461856
         (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

                                2060 East 2100 South
                             SALT LAKE CITY, UTAH 94109
                      (Address of principal executive offices)

                                  (801) 463-8200
                           (Issuer's telephone number)

   Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X         NO

   The number of common shares outstanding at June 30, 1996: 5,084,831

                        INNOVUS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                     June 30,      December 31,
                                                         1996              1995
                                                 ------------      ------------

CURRENT ASSETS
  Cash and cash equivalents                      $     25,813      $  2,362,556
  Accounts receivable                                  83,640            59,766
  Receivable from stockholders                        985,000               -
  Prepaid expenses                                     20,226            43,738
  Inventory                                            28,919               -
                                                    ---------         ---------
      TOTAL CURRENT ASSETS                          1,143,598         2,466,060
                                                    ---------         ---------

PROPERTY AND EQUIPMENT
  Land                                                374,431           374,431
  Building                                            422,231           422,231
  Computer and office equipment                       828,456           791,113
  Furniture and fixtures                              115,858            92,460
                                                    ---------         ---------
                                                    1,740,976         1,680,235
   Less: Accumulated depreciation                    (399,242)         (317,134)
                                                    ---------         ---------
      NET PROPERTY AND EQUIPMENT                    1,341,734         1,363,101
                                                    ---------         ---------
OTHER ASSETS
  Security deposits                                    77,497            34,816
  Software development costs                          990,838           886,153
                                                    ---------         ---------
      NET OTHER ASSETS                              1,068,335           920,969
                                                    ---------         ---------
TOTAL ASSETS                                        3,553,667         4,750,130
                                                    =========         =========




See the accompanying notes to condensed consolidated financial statements.

                         INNOVUS CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    June 30,      December 31,
                                                        1996              1995
                                                 -----------      ------------

CURRENT LIABILITIES
  Notes payable-current portion                  $   398,208      $     10,447
  Notes payable to related parties                   181,548               -
  Capital lease obligations-current portion           21,242            18,539
  Accounts payable                                   465,868           167,846
  Accrued expenses                                   299,910           276,628
                                                   ---------         ---------
      TOTAL CURRENT LIABILITIES                    1,366,776           473,460
                                                   ---------         ---------
LONG-TERM LIABILITIES
  Notes payable, net of current portion              676,941           682,096
  Capital lease obligations, net of
    current portion                                   33,641            40,689
                                                   ---------         ---------
      TOTAL LONG-TERM LIABILITIES                    710,582           722,785
                                                   ---------         ---------
      TOTAL LIABILITIES                            2,077,358         1,196,245
                                                   ---------         ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value; 1,000,000
   shares authorized; 120,000 shares designated
   as Series A; no shares issued and
   outstanding, respectively                             -                 -
  Common Stock - $0.001 value; 15,000,000 shares
   authorized; 5,084,831 and 4,691,037 shares
   issued and outstanding, respectively                5,084             4,691
  Additional paid-in capital                      10,285,941         9,278,792
  Deferred compensation                              (22,244)          (23,437)
  Accumulated deficit                             (8,792,472)       (5,706,161)
                                                   ---------         ---------
      TOTAL STOCKHOLDERS EQUITY (Deficit)          1,476,309         3,553,885
                                                   ---------         ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                 $ 3,553,667       $ 4,750,130
                                                  ==========         =========




See the accompanying notes to condensed consolidated financial statements.

                         INNOVUS CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               For the Three Months        For the Six Months
                                   Ended June 30             Ended June 30
                                   1996         1995         1996         1995
                              ---------    ---------    ---------    ---------

REVENUES                     $  156,638    $   5,976   $  213,100   $   26,156

COSTS AND EXPENSES
  Costs of products
   and services sold             68,460        5,259       87,483       25,283
  Amortization                  198,850          -        275,548          -
  Product development           277,690      281,848      642,529      608,752
  Selling and marketing         898,415      298,054    1,802,927      511,090
  General and administrative    261,403      194,759      468,181      521,863
                              ---------    ---------    ---------    ---------
    TOTAL COSTS AND EXPENSES  1,704,818      779,920    3,276,668    1,666,988
                              ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS         (1,548,180)    (773,944)  (3,063,568)  (1,640,832)

INTEREST INCOME                   3,632        5,320       20,915       10,097
INTEREST EXPENSE                (20,911)     (32,370)     (43,658)     (51,823)
                              ---------    ---------    ---------    ---------
NET LOSS                    $(1,565,459) $  (800,994) $(3,086,311) $(1,682,558)
                             ==========    =========   ==========   ==========

LOSS PER COMMON SHARE         $   (0.33)   $   (0.25)   $   (0.65)   $   (0.55)
                              =========    =========    =========    =========

WEIGHTED NUMBER OF SHARES
 OF COMMON STOCK USED IN
 PER SHARE CALCULATION        4,790,349    3,152,187    4,740,693    3,072,032
                              =========    =========    =========    =========




See the accompanying notes to condensed consolidated financial statements.

                        INNOVUS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               For the Six Months end June 30,
                                                        1996              1995
                                                 -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(3,086,311)     $ (1,682,558)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                    357,656            46,624
    Deferred compensation                              1,194               -
    Change in current assets and liabilities:
      Accounts receivable                            (23,874)            2,562
      Inventory                                      (28,919)           17,782
      Accounts payable and accrued expenses          358,924           322,126
      Other                                           23,512            (4,277)
                                                   ---------         ---------
    NET CASH USED FOR OPERATING ACTIVITIES        (2,397,818)       (1,297,741)
                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment              (54,695)         (293,496)
  (Increase) decrease in security deposits           (42,681)            8,431
  Increase in software development costs            (380,233)         (440,375)
                                                   ---------         ---------
    NET CASH USED FOR INVESTING ACTIVITIES          (477,609)         (725,440)
                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                           575,300           150,000
  Payments to reduce notes payable and capital
   lease obligations                                 (40,705)         (146,685)
  Collection of stockholder notes receivable             -             126,113
  Proceeds from issuance of preferred and
   common stock, net of offering costs paid            4,089         1,643,740
  Increase in deferred offering costs                    -             (70,625)
                                                   ---------         ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES         538,684         1,702,543
                                                   ---------         ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS       (2,336,743)         (320,638)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   2,362,556           341,988
                                                   ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   25,813      $     21,350
                                                   =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION - NOTE 2

See the accompanying notes to condensed consolidated financial statements.
                        INNOVUS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


NOTE 1 -- INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, consisting of normal recurring adjustments except as disclosed herein for a fair presentation of financial position and the results of operations. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the remainder of 1996.

The accompanying unaudited financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-K, as of December 31, 1995.

NOTE 2 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 1996 and 1995, the Company paid interest of $36,386 and $62,796, respectively. During the six months ended June 30, 1996, the Company issued 134,000 shares of common stock for $939,912 after netting deferred offering costs, including preparation for a public offering. The issuance of stock resulted in a receivable from the shareholders. The receivable was collected in July 1996.

NOTE 3 -- STOCK OPTIONS

In August 1996, the Board of Directors granted options for a total 50,000 shares of common stock, with vesting over two years, to two outside directors and granted options for 200,000 shares of common stock to the new president and chief executive officer, who assumed office in July 1996. Vesting is over three years.

In August 1996, an officer and principal shareholder voluntarily surrendered to the Company options for 122,566 shares of common stock with exercise prices from $0.254 to $3.00 per share.

NOTE 4 -- NOTES PAYABLE

In May 1996, the Company entered into a $1,500,000 line of credit with a bank. Interest is computed at prime plus 1.5%, payable monthly, with maturity in one year. At June 30, 1996 the Company had drawn $375,300 under the line of credit.

In May 1996, an officer and principal stockholder of the Company, had advanced to the Company $181,548, of which $50,421 was repaid in July, 1996. Interest is computed at nine percent.

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

Innovus operated as a value added reseller of multimedia presentations and kiosks between 1987 and 1995. Commencing in July, 1993, Innovus began hiring additional staff and otherwise incurring additional expense to begin a full scale revision of its multimedia authoring software to address the Windows business software market. General sales of the initial commercial release version of the software began in March, 1996. The substantial increase in expenses related to software development and marketing as the software reached commercial release affects the comparability of 1996 to prior periods.

Results of Operations

The Company's core software product, INNOVUS Multimedia 2.1, was released for commercial sale in late March, 1996. Initial sales were directly to small value added resellers (VARs) and corporate information services departments. In July of this year, the Company signed a distribution agreement with Tech Data, the second largest distributor of computer software and hardware in the world. Under the terms of the agreement, Tech Data immediately began distribution of INNOVUS software products including INNOVUS Multimedia and QuickStart Notes, a Lotus Notes training application. In addition, the Company has entered into marketing agreements with the following corporate resellers: Software Spectrum, Software House International, Stream and ASAP Software Express. The Company's product will also be offered through premiere mail order catalog companies such as MicroWarehouse, PC Connection, and Programmers Paradise. This distributed channel approach allows the Company to leverage thousands of channel sales personnel that will be trained and qualified to sell Innovus products to their customers. For example, Tech Data's seven hundred sales reps sell to more than 50,000 VARs and retail dealers. Management believes that this broader distribution model will provide much quicker access to target customers buying desktop business tools than direct sales to VARs alone.

During the three and six months ended June 30, 1996, the Company had revenues of $156,638 and $213,100 respectively, compared to $5,976 and $26,156 for the comparable periods of the prior year. This increase reflects the initial acceptance of Innovus tools by the VAR community prior to mass distribution. The sale of multimedia presentations and information kiosks, which had accounted for all revenue in the 1995 periods, did not materially contribute to 1996 revenue.

The costs of products and services sold in the three and six months ended June 30, 1996 were $68,460 or 44% of sales and $87,483 or 41% of sales, respectively. During the comparable periods of the prior year, such costs for the presentation and kiosk business were $5,259 or 88% of sales and $25,283 or 97% of sales. These improved percentages are difficult to compare due to the change in the nature of the revenue stream. The Company is now in the process of building its revenue model from software and associated product sales as well as service revenue, and has discontinued the kiosk business.

Selling and marketing expenses increased to $898,415 in the three months ended June 30, 1996 compared to $298,054 in 1995. For the six month periods, selling and marketing expenses increased to $1,802,927 in 1996 compared to $511,090 in 1995. These increased expenditures reflect the first quarter support of the VAR release of INNOVUS 2.0 and the subsequent marketing, trade show, and one-time costs for building a direct sales force. Marketing expenses currently exceed revenues and the Company believes that continued aggressive marketing efforts are necessary as the Company prepares for its fall promotional campaign of INNOVUS Multimedia 2.1 in the distributed channel model through Tech Data, corporate resellers, and catalog marketers.

Following completion of the commercial version of the software, product expenditures have primarily consisted of the development and completion of network deployable applications including QuickStart Notes, a Lotus Notes training product, and a human resources application called QuickStart Employee Orientation. For the second quarter ended June 30, 1996, product development costs were $277,690, a small decline from the $281,848 of such expenditures in the second quarter of 1995 and a significant reduction from the $364,839 spent in the first quarter of 1996. Due to the higher first quarter spending while the commercial software release was being finalized, product development for the six months ended June 30, 1996 increased to $642,529 from $608,752 in 1995. In the three and six months ended June 30, 1996, $198,850 and $275,548 of capitalized software development costs were amortized, respectively. The Company anticipates continued development costs for future versions of INNOVUS Multimedia, as well as the addition and completion of other QuickStart templates and applications for vertical markets, providing users with additional products enhancing INNOVUS Multimedia.

Following the completion of INNOVUS Multimedia 2.1, the Company repositioned its personnel in anticipation of the revenues expected over the remainder of 1996. The Company recently reduced its employee count from 68 to 51, and has reassigned personnel to a client services division to keep pace with customer demand for developing custom multimedia applications.

The Company incurred losses from operations of $1,548,180 and $773,944 during the three month periods ended June 30, 1996 and 1995, respectively. For the comparable six month periods, the losses from operations were $3,063,568 and $1,640,832, respectively. Net interest expense for the quarters ended June 30, 1996 and 1995 was $17,279 and $27,050, respectively. Net interest expense for the six months ended June 30, 1996 and 1995 was $22,743 and $41,726, respectively. The Company sustained a net loss of $1,565,459 for the second quarter of 1996 compared to a loss of $800,994 for the second quarter of 1995. The net loss for the six month periods ended June 30, 1996 and 1995 was $3,086,311 and $1,682,558, respectively. On a per share basis, the net loss for the three and six months ended June 30, 1996 was $.33 and $.65, respectively, compared to net losses of $.25 and $.55 for the comparable periods of the prior year.

Liquidity and Capital Resources

Following the commercial release of the software, the Company has been dedicating all available funds to INNOVUS Multimedia marketing and support. Marketing expenses have exceeded software revenue and the Company's liquid resources have been depleted as a result. At June 30, 1996, the Company had total current assets of $1,143,598 and a deficit in working capital (current liabilities in excess of current assets) of $223,178. During the six months ended June 30, 1996, the Company incurred a net loss of $3,086,311 and had negative cash flow from operations of $2,397,818. The Company anticipates that it will incur additional negative operating cash flow until such time as software sales and service revenues increase substantially. The Company does not anticipate that software sales and service revenues will produce positive
cash flow until at least 1997.   The Company is continuing a transition from
a software development company to a sales and marketing model. The future rate of revenue generation cannot be predicted with accuracy at this stage of the Company's growth.

The Company cannot sustain its current rate of negative cash flows from operations and software development without additional sources of cash. In the long term, needed cash must be generated by operations in order for the Company to sustain itself. The Company previously deferred a public equity funding scheduled for June of this year due to adverse financial market conditions. At the end of the second quarter the Company raised $1,005,000 (prior to deduction of current offering costs and previously deferred offering costs) from an institutional investor. Management is currently evaluating several options for the sale of either common or preferred stock to interested institutional investors. There can be no assurance that the terms of any new financing will be favorable to the Company. However, based upon the Company's past experience in the capital markets, management believes it is likely that the Company will be able to raise sufficient capital to sustain its operations as the Company continues to grow.

As of May 2, 1996 the Company obtained a line of credit from a commercial lending bank pursuant to a Loan and Security Agreement. Provided that the terms of the agreement are met, the Company is allowed to borrow up to $500,000 without regard to the value of specific assets. Borrowing above this base amount is allowed only to the extent that the loan balance is less than 75% of the Company's eligible accounts receivable. Advances under the line bear interest at 1.5% per annum above the Bank's prime rate. Advances under the line are due no later than May 2, 1997. The line is secured by substantially all of the Company's assets, including its inventory, accounts receivable, and technology. The Company is prohibited from certain corporate transactions, such as the payment of dividends, while the line is outstanding without the lender's approval. The balance owed to the Bank was $375,300 at June 30, 1996 and was reduced to $200,000 at July 31, 1996.

At June 30, 1996, the Company had long term liabilities of $710,582, consisting primarily of the mortgage on the Company's building. Although the Company will require additional funds to sustain operations, the Company did not have any other significant capital commitments at June 30, 1996.

                                   PART II

Item 5 - Other Information

During July and August, 1996 the Company's transition from a software development company to a software sales company was reflected by changes in senior management. As a result of these changes, Terry Haas has been named as President, Chief Executive Officer and a Director. David Mock is Chairman, Chief Financial Officer and a Director. David Broadbent remains as a Director, but has resigned from other offices and duties with the Company.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INNOVUS CORPORATION

 Date:  August 19, 1996     By /s/
                            ------------------------------
                              Terry Haas
                              Chief Executive Officer

                             By /s/
                             ------------------------------
                              David M. Mock
                              Chief Financial Officer