Form 10-Q
period 1996-09-30
INNOVUS CORP
filed 1996-11-14
CIK 859915

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED:  September 30, 1996

                                      OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM      N/A      to      N/A

                      COMMISSION FILE NUMBER:  0-26790

                           INNOVUS CORPORATION
          (Exact name of registrant as specified in its charter)

                DELAWARE                    87-0461856
      (State or other jurisdiction         (I.R.S. Employer
      incorporation or organization)        Identification No.)

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

                YES   X      NO

     The number of common shares outstanding at October 30, 1996:   5,084,831




                  INNOVUS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                           September 30,          December 31,
                                                1996                  1995
Current Assets                               -----------          ------------
         Cash and cash equivalents           $    39,294          $  2,362,556
         Accounts receivable                     131,128                59,766
         Receivable from stockholders          2,250,000                  -
         Prepaid expenses                         91,402                43,738
         Inventory                                23,908                  -
                                             -----------          ------------
             Total Current Assets              2,535,732             2,466,060
                                             -----------          ------------
Property and Equipment
        Land                                     374,431               374,431
        Building                                 422,231               422,231
        Computer and office equipment            847,383               791,113
        Furniture and fixtures                   115,858                92,460
                                             -----------          ------------
                                               1,759,903             1,680,235
        Less:  Accumulated depreciation         (440,477)             (317,134)
                                             -----------          ------------
                Net Property and Equipment     1,319,426             1,363,101
                                             -----------          ------------
Other Assets
         Security deposits                        13,738                34,816
         Software development costs, net         743,128               886,153
                                             -----------          ------------
                Net Other Assets                 756,866               920,969
                                             -----------          ------------

Total Assets                                 $ 4,612,024           $ 4,750,130
                                             ===========           ===========

See the accompanying notes to condensed consolidated financial statements.




                      INNOVUS CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,     December 31,
                                                     1996             1995
Current Liabilities                              ------------     ------------
         Notes payable - current portion        $     809,134    $      10,447
         Notes payable to related parties             231,128              -
         Capital lease obligations -
            current portion                            21,971           18,539
         Accounts payable                             824,749          167,846
         Accrued expenses                             319,588          276,628
                                                 ------------     ------------
            Total Current Liabilities               2,206,570          473,460
                                                 ------------     ------------
Long-Term Liabilities
         Notes payable, net of current
           portion                                    675,174          682,096
         Capital lease obligations, net of
           current portion                             27,891           40,689
                                                 ------------     ------------
            Total Long-Term Liabilities               703,065          722,785
                                                 ------------     ------------
Total Liabilities                                   2,909,635        1,196,245
                                                 ------------     ------------
Stockholders' Equity
         Preferred stock - $0.001 par value;
          1,000,000 shares authorized;
         120,000 shares designated as
          Series A; no shares issue                       -                -
         55,000 designated as Series C;
          45,000 and no shares issued and
          outstanding, respectively                        45              -
         20,100 shares designated as Series D;
          no shares issued                                -                -
         Common stock - $0.001 value; 15,000,000
           shares authorized; 5,084,831 and
           4,691,037 shares issued and
           outstanding, respectively                    5,084            4,691
         Additional paid-in capital                12,491,878        9,278,792
         Deferred compensation                        (18,663)          23,437)
         Accumulated deficit                      (10,775,955)      (5,706,161)
                                                 ------------       ----------
            Total Stockholders' Equity              1,702,389        3,553,885
                                                 ------------       ----------

Total Liabilities and Stockholders' Equity       $  4,612,024       $4,750,130
                                                 ============       ==========


See the accompanying notes to condensed consolidated financial statements.




                      INNOVUS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                             For the Three Months      For the Nine Months
                             Ended September 30,       Ended September 30,
                          ------------------------   -------------------------
                               1996        1995           1996        1995
                          ------------  ----------   ------------  -----------
Revenues                  $    185,749  $    1,060   $    398,849  $    27,216
                          ------------  ----------   ------------  -----------
Costs and Expenses
   Costs of products and
    services sold              103,904         767        191,387       26,050
   Amortization                247,710         -          523,258          -
   Product development         434,638     247,243      1,077,167      855,995
   Selling and marketing     1,110,786     318,062      2,913,713      829,152
   General and administrative  247,389     150,536        715,570      672,399
                           -----------  ----------   ------------   ----------
     Total Costs and
       Expenses              2,144,427     716,608      5,421,095    2,383,596
                           -----------  ----------   ------------   ----------
Loss From Operations        (1,958,678)   (715,548)    (5,022,246)  (2,356,380)

Interest income                  2,204      40,941         23,119       51,039
Interest expense               (27,009)    (26,247)       (70,667)     (78,070)
                           -----------    --------   ------------  -----------
Net Loss                   $(1,983,483)  $(700,854)   $(5,069,794) $(2,383,411)
                           ===========   =========    ===========  ===========

Loss Per Common Share      $     (0.39)  $   (0.16)   $     (1.04) $     (0.69)
                           ===========   =========    ===========  ===========
Weighted Number of Shares
  of Common Stock Used In
  Per Share Calculation      5,084,831   4,275,503      4,856,243    3,477,598
                            ==========   =========     ==========   ==========

See the accompanying notes to condensed consolidated financial statements.




                     INNOVUS CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     For the Nine Months
                                                      Ended September 30,
                                                 ------------    ------------
                                                     1996            1995
Cash Flows From Operating Activities             ------------    ------------
  Net loss                                       $ (5,069,794)   $ (2,383,411)
  Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                    646,601          84,624
     Deferred compensation                              4,775             -
     Change in certain current assets
      and liabilities:
       Accounts receivable                            (71,362)          1,283
       Inventory                                      (23,908)          2,537
       Accounts payable and accrued expenses          693,465         166,828
       Other                                          (47,664)        (47,605)
                                                 ------------     -----------
     Net Cash Used For Operating Activities        (3,867,887)     (2,175,744)
                                                 ------------     -----------
Cash Flows From Investing Activities
  Acquisition of property and equipment               (73,622)       (448,294)
  (Increase) decrease in security deposits             21,078           3,617
  Increase in software development costs             (380,233)       (663,792)
                                                 ------------     -----------
     Net Cash Used For Investing Activities          (432,777)     (1,108,469)
                                                 ------------     -----------
Cash Flows From Financing Activities
  Proceeds from borrowings                          1,423,775             -
  Payments to reduce notes payable and
    capital lease obligations                        (435,462)      1,157,717)
  Collection of stockholder notes receivable              -           130,250
  Proceeds from issuance of preferred and
    common stock, net of offering costs paid          989,089       7,575,021
                                                  -----------      ----------
     Net Cash Provided by Financing Activities      1,977,402       6,547,554
                                                  -----------      ----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                  (2,323,262)      3,263,341
Cash and Cash Equivalents at Beginning
 of Period                                          2,362,556         341,988
                                                  -----------      ----------
Cash and Cash Equivalents at End of Period        $    39,294      $3,605,329
                                                  ===========      ==========
Supplemental Cash Flow Information - Note 2

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

NOTE 2--SUPPLEMENTAL CASH FLOW INFORMATION
   During the nine months ended September 30, 1996 and 1995, the Company paid interest of $61,830 and $131,964, respectively. During the nine months ended September 30, 1996, the Company issued 45,000 shares of Series C preferred stock for $2,205,982 after netting offering costs. The issuance of the preferred stock resulted in a receivable from the shareholders. The receivable was collected in October, 1996.

NOTE 3--REVENUE AND COST RECOGNITION
   Revenues from fixed-price software programming contracts are recognized on the percentage-of-completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Contract costs include all direct labor costs and those indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance, conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Included in accounts receivable are unbilled amounts representing costs and estimated earnings in excess of billings on uncompleted contracts. Included in accrued expenses are billed amounts in excess of costs and estimated earnings.

NOTE 4--NON-QUALIFIED STOCK WARRANTS AND OPTIONS
   During 1996, warrants for 312,500 shares of common stock were issued in connection with the issuance of $625,000 of promissory notes to related parties and stockholders. The warrants are exercisable at $5.50 per share; the market value of the common stock on the date the warrants were issued.
   The warrants are exercisable through September 2002; however, warrants for 156,250 shares are exercisable only if the lenders allow the Company to reborrow, through March 31, 1997, any amounts that the Company prepays under the terms of the notes.

   The Company granted options during 1996 for the purchase of 379,688 shares of common stock with exercise prices ranging rom $7.50 to $8.25 per share. The options are exercisable through August 2001. Of these, options for 200,000 shares granted to the new President and Chief Executive Officer, and options for 50,000 shares granted to two outside directors were repriced in September 1996 from $8.00 per share to the quoted market value of $5.00 on the dated repriced. Options for 400,000 shares granted in February 1995, which were exercisable at $7.00 for a period from February 1995 through February 2000, were also repriced in September 1996 to the quoted market value of $5.00 per share. Compensation relating to options granted in March 1996, to purchase 75,000 shares at $7.50 per share, in the amount of $23,437 has been deferred and is being recognized over the vesting period which is through May 1999. These options were repriced on October 31, 1996 to the quoted market value of $4.50 per share. No compensation was required to be recognized as a result of these repricings.

   Warrants for 73,750 shares of common stock, which were exercisable at $0.25 per share, were voluntarily surrendered by an officer and principal shareholder and were canceled during August 1996.

   Warrants and options for 253,332 shares of common stock were exercised during 1996 at $0.25 per share. At October 31, 1996 non-qualified warrants and options for 1,252,813 shares of common stocks, exercisable at prices ranging from $0.25 through $8.25, were outstanding, of which warrants and options for 584,688 shares were exercisable at that date.

NOTE 5--QUALIFIED STOCK OPTIONS
   During 1996, options for 165,000 shares of common stock were granted under the Omnibus Stock Option Plan which are exercisable at $5.50 through $13.00 per share. Options for 890,972 shares of common stock, exercisable at prices ranging from $0.51 through $10.25 were outstanding at October 31, 1996, of which options for 303,102 shares were exercisable at that date. During 1996, options for 520,202 shares were surrendered or allowed to expire by officers and employees, and canceled of which 361,952 had exercise prices from $0.25 to $0.51 per shares.

NOTE 6--STOCKHOLDERS' EQUITY
   During April and May 1996, common stock purchase warrants and options were exercised resulting in the Company issuing 259,794 shares of common stock for $67,629. Included in these proceeds was the conversion of $18,451 of notes payable as payment upon the exercise of options for 72,644 shares. In October 1996, options for 117,360 shares of common stock were exercised for $36,675. Payment of $27,305 thereof was made by a principal shareholder surrendering 18,200 shares of common stock valued at $1.50 per share. The shareholder also surrendered 33,500 shares of common stock for which the Company made no payment.

   In June 1996, the Company issued 134,000 shares of common stock for $939,912, net of $65,088 of offering costs. In September 1996, 45,000 shares of Series C Convertible Preferred Stock were issued in a private placement offering for $2,205,982, net of $44,018 of offering costs.
   In addition, 10,000 Series C Preferred Shares were issued for $492,500, net of offering costs of $7,500 in November 1996.

   There are 1,000,000 shares of preferred stock, par value $0.001 per share, authorized of which 120,000 shares have been designated Series A preferred stock (no shares outstanding) and 55,000 shares have been designated Series C preferred stock. The Series C Preferred Stock has a stated value of $50.00 per share. The holders of the Series C
   Preferred Stock are entitled to dividends computed at an annual rate of 5 percent of the stated value, or $2.50 per share per annum. The dividends are cumulative and are payable at the time of conversion or redemption (unless earlier declared and paid) in cash or shares of common stock. The annual dividend accrual for the 55,000 shares of Series C Preferred Stock is $137,500. The Preferred shareholders normally have no voting rights and a liquidation preference equal to the stated value of the preferred stock plus accrued but unpaid dividends.

   The Series C Preferred Stock is convertible into shares of common stock at the option of the preferred shareholders the earlier of January 13, 1997 or the date a registration statement relating to the conversion is declared effective by the Securities and Exchange Commission. The Company may call for conversion of the Preferred
   Stock into common stock after September 30, 1997 if a registration statement has been declared effective. The conversion ratio shall be the lessor of $5.45 per share or 75% of the average per share market value of the common stock for five trading days immediately preceding the conversion date.

   In connection with the Series C Preferred Stock private placement offering, the holder of 134,000 shares of common stock issued in June 1996, as mentioned above, agreed to convert those shares of common stock into 20,100 shares of newly authorized Series D convertible preferred stock. The Series D Preferred shares also have a par value of $0.001, a stated value of $50.00 per share, a 5 percent cumulative dividend, based on the stated value, and a liquidation preference which is senior to the common stock but junior to the Series C Preferred.
   The holders of the Series D Preferred shares may convert them into shares of common stock at the rate of one common share for each $4.00 originally invested, or approximately 12.5 common shares per share of Series D Preferred stock. The Company is entitled to require conversion of the Series D Preferred after one year from the original issuance date. The annual dividend requirement for the Series D Preferred Stock will be $52,750.

NOTE 7--NOTES PAYABLE
   In May 1996, the Company entered into a line of credit with a bank, with a base amount of $500,000 with an additional $1,000,000, available to borrow subject to qualifying collateral. Interest is computed at prime plus 1-1/2% (10% at September 30, 1996), payable monthly, with maturity in one year and is secured by substantially all of the Company's assets, including its inventory, accounts receivable and technology. At September 30, 1996, the Company had drawn $453,895 under the base amount portion, which was repaid in October, 1996.

   In September 1996, the Company entered into bridge financing agreements, which authorized the Company to borrow up to $625,000, from certain related parties and stockholders. The notes bear interest at prime plus 1% (9.5% at September 30, 1996) and are subordinate to the security interest of the bank in the software and technology of the Company. In the event the Company prepays the notes prior to March 31, 1997 the Company has the right to demand return of any principal amount of any prepayment, which demand may be made on the holders of the notes. The financing was accomplished by issuing units which included the issuance of warrants for the purchase of 312,500 shares of common stock at $5.50 per share. Inasmuch as the quoted market value of the common stock was equal to the exercise price of the options on the date the units were issued, none of the proceeds of the financing have been assigned to the warrants. At September 30, 1996 the Company had drawn $575,000 under these financing agreements, of which $200,000 was repaid in October 1996. In October 1996 the Company borrowed and repaid another $50,000.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

 General
      The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statement for the year ended December 31, 1995 and the notes thereto found in the Company's Form 10-K.

     Innovus operated as a value added reseller of multimedia presentations and kiosks between 1987 and 1995. Commencing in July, 1993, Innovus began hiring additional staff and otherwise incurring additional expense to begin a full scale revision of its multimedia software to address the Windows business software market. Sales of the initial commercial release version of the software to value added resellers (VARs) began in March, 1996. The substantial increase in expenses related to software development and marketing as the software reached commercial release affects the comparability of 1996 to prior periods.

 Results of Operations
     Innovus Corporation (the "Company") provides a powerful, yet easy to use software tool, INNOVUS Multimedia, for creating interactive business multimedia applications and presentations. Initial sales of INNOVUS Multimedia to small value added resellers (VARs) and corporate information services departments began in late March, 1996. In October, 1996 the Company announced an aggressive repricing and repositioning of the software to appeal to the individual desktop PC user. Following the re-pricing Egghead Software agreed to sell the software through its retail outlets.
     The software is also being wholesaled by Tech Data, the second largest distributor of computer software and hardware in the world, and corporate resellers such as Software Spectrum, Software House International, Stream and ASAP Software Express. The Company's products are also be offered through mail order catalog companies such as MicroWarehouse, PC Connection, and Programmers Paradise.
     The Company has also established a site on the World Wide Web for direct sales of the software. In addition the INNOVUS Multimedia software tool, the Company currently offers two application template packages for specific applications. Additional application templates and business-oriented media packages are scheduled for release during the remainder of 1996.

     During the three and nine months ended September 30, 1996, the Company had revenues of $185,749 and $398,849 respectively, compared to $1,060 and $27,216 for the comparable periods of the prior year. Approximately 35% of the 1996 revenues was generated by shrinkwrap software sales, approximately 54% was generated by sales of the INNOVUS Multimedia software tool combined with customized service or content production and the balance was generated by training and related sales. The sale of multimedia information kiosks, which had accounted for all revenue in the 1995 periods, did not materially contribute to 1996 revenue.

     The Company utilizes the percentage of completion method of accounting for revenues from fixed-price software servicing contracts. Recognition of revenue for accounting purposes may differ from progress billings under the contract. Changes in contract performance, conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Although the Company does not have a history of fixed price service contracts, management believes that the Company's experience with multimedia presentation and kiosk contracts will enable management to accurately estimate the costs and labor requirements for service contracts.

     The costs of products and services sold in the three and nine months ended September 30, 1996 were $103,904 or 56% of sales and $191,387 or 48% of sales, respectively. During the comparable periods of the prior year, such costs for the presentation and kiosk business were $767 or 72% of sales and $26,050 or 96% of sales. The gross margins for 1996 and 1995 are not directly comparable due to the change in the nature of the revenue stream. The Company has established its pricing structure for business multimedia software to appeal to the individual power user. As a result of this agressive price decrease announced in October 1996, management expects to increase software unit sales and total revenues. The effect of the new pricing will not be reflected until the fourth quarter.

     Selling and marketing expenses increased to $1,110,786 in the three months ended September 30, 1996 compared to $318,062 in 1995. For the nine month periods, selling and marketing expenses increased to $2,913,713 in 1996 compared to $829,152 in 1995. These increased expenditures reflect increased efforts toward marketing of the general release of the software. Although marketing expenses currently exceed revenue, the Company believes that continued aggressive marketing efforts are necessary as the Company promotes its positioning of INNOVUS Multimedia to the individual desktop
     PC user.

     Following completion of the commercial version of the software, product development expenditures have continued for application templates to be used with the software tool and preparations for future updates to the software tool. For the quarter ended September 30, 1996, product development costs were $434,638, compared to $247,243 of such expenditures in the comparable quarter of 1995. Certain software development costs were capitalized through the second quarter of 1996 but no amounts were capitalized during the third quarter of 1996. Therefore, these expenditures are not directly comparable. Product development for the nine months ended September 30, 1996 increased to $1,077,167 from $855,995 in 1995. In the three and nine months ended September 30, 1996, $247,710 and $523,258 of capitalized software development costs were amortized, respectively. The Company anticipates continued development costs for future versions of INNOVUS
     Multimedia, as well as the addition and completion of other
     QuickStart templates and applications providing users with additional products enhancing INNOVUS Multimedia.

     The Company incurred losses from operations of $1,958,678 and $715,548 during the three month periods ended September 30, 1996 and 1995, respectively. For the comparable nine month periods, the losses from operations were $5,022,246 and $2,356,380, respectively.

     The Company icurred net interest expense for the quarter and nine months ended September 30, 1996 of $24,805 and $47,548, respectively. Net interest income for the comparable quarter of 1995 was $14,694 and net interest expense for the comparable nine month period was $27,031.

     The Company sustained a net loss of $1,983,483 for the third quarter of 1996 compared to a loss of $700,854 for the third quarter of 1995. The net loss for the nine month periods ended September 30, 1996 and 1995 was $5,069,794 and $2,383,412,
     respectively. On a per share basis, the net loss for the three and nine months ended September 30, 1996 was $0.39 and $1.04, respectively, compared to net losses of $0.16 and $0.69 for the comparable periods of the prior year.

 Forward Looking Information
     Statements regarding the company's expectations as to future sales of software, future capital resources and certain other statements presented in this Form 10-Q constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) sales of the Company's software may never rise to the level of profitability; (ii) due to the rapidly changing and competitive nature of the industry, competitors may introduce new products with significant competitive advantages over the Company's products; and (iii) the Company may not have sufficient resources, including any future financing it is able to obtain, to sustain marketing and other operations.

 Liquidity and Capital Resources
     Following the commercial release of the software, the Company has been dedicating all available funds to INNOVUS Multimedia marketing and support. Marketing expenses have exceeded software revenue and the Company's liquid resources have been depleted as a result. At September 30, 1996, the Company had total current assets of $2,535,732 and working capital (current assets in excess of current liabilities) of $329,162. This reflects a $2,250,000 receivable from investors in a private placement which was collected in October 1996. During the nine months ended September 30, 1996, the Company incurred a net loss of $5,069,794 and had negative cash flow from operations of $3,867,887. The Company anticipates that it will incur additional negative operating cash flow until such time as software sales and service revenues increase substantially. The Company does not anticipate that software sales and service revenues will produce positive cash flow until at least 1997. The Company is continuing a transition from a software development company to a sales and marketing model. The future rate of revenue generation cannot be predicted with accuracy at this stage of the Company's growth.

     The Company cannot sustain its current rate of negative cash flows from operations and software development without additional sources of cash. In the long term, needed cash must be generated by operations in order for the Company to sustain itself. The
     Company previously deferred a public equity funding scheduled for June of this year due to adverse financial market conditions. At the end of the third quarter the Company raised $2,250,000 (prior to deduction of offering costs) from accredited investors and an additional $500,000 of gross proceeds were received from one of these investors in November, 1996. Management is currently evaluating several options for the sale of additional equity.
     There can be no assurance that the terms of any new financing will be favorable to the Company. However, based upon the Company's past experience in the capital markets, management believes it is likely that the Company will be able to raise sufficient capital to sustain its operations as the Company continues to grow.

     As of May 2, 1996 the Company obtained a line of credit from a commercial lending bank pursuant to a Loan and Security Agreement. Provided that the terms of the agreement are met, the Company is allowed to borrow up to $500,000 without regard to the value of specific assets. Borrowing above this base amount, up to an additional $1,000,000, is allowed only to the extent that the loan balance is less than 75% of the Company's eligible accounts receivable. Advances under the line bear interest at 1.5% per annum above the Bank's prime rate. Advances under the line are due no later than May 2, 1997. The line is secured by substantially all of the Company's assets, including its inventory, accounts receivable, and technology. The Company is prohibited from certain corporate transactions, such as the payment of dividends and redemption of the Company's equity securities, while the line is outstanding without the lender's approval. The balance owed to the Bank was $453,895 at September 30, 1996. At September 30, 1996 the Company owed approximately $575,000 pursuant to bridge financing notes to certain affiliates and third party investors.
     The bank line was repaid and $200,000 of the bridge notes were repaid in October 1996, but may be drawn again as the need arises.

     At September 30, 1996, the Company had long term liabilities of $703,065, consisting primarily of the mortgage on the Company's building. Although the Company will require additional funds to sustain operations, the Company did not have any other significant capital commitments at September 30, 1996.




                            PART II

Item 2 - Changes in Securities
     The Company's Certificate of Incorporation authorizes 1,000,000 shares of Preferred Stock. The Board of Directors has the power to divide the Preferred Stock into series and to designate the relative rights and preferences of each series. As described in the Form 8-K dated October 7, 1996, the Board of Directors has designated 55,000 shares of the Preferred Stock as the Series C Convertible Preferred Stock and 20,100 shares as the Series D Convertible Preferred Stock.

     The Series C Preferred Stock and the Series D Preferred Stock are senior to the Common Stock with respect to payment of dividends and distributions on liquidation. The Company is restricted in its ability to pay dividends on the Common Stock while the Series C Preferred Stock or the Series D Preferred Stock is outstanding. Neither the Series C nor Series D Preferred Stock are entitled to vote except on those matters for which Delaware law requires a class vote. Reference is made to the Certificates of Designation of the Series C Preferred Stock and Series D Preferred Stock which are filed as exhibits to the Form 8-K described below.

Item 6 - Exhibits and Reports on Form 8-K
     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996. Subsequent to the end of the quarter, the Company filed a Form 8-K dated October 7, 1996 describing the private placement of Series C Preferred Stock and Series D Preferred Stock and a Form 8-K dated November 7, 1996 describing a change in certifying accountant.




                           SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INNOVUS CORPORATION



      Date: November 13, 1996          By  /s/
                                            Terry Haas
                                            Chief Executive Officer


                                       By /s/
                                            David Mock
                                            Chief Financial Officer