Form 10-K
period 1996-12-31
INNOVUS CORP
filed 1997-04-15
CIK 859915

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                   FORM 10-K
                              _____________________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  DECEMBER 31, 1996
                               ---------------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

                          COMMISSION FILE NUMBER 0-26790

                              INNOVUS CORPORATION
            (exact name of registrant as specified in its charter)

         DELAWARE                                      87-0461856
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2060 E. 2100 SOUTH
SALT LAKE CITY, UTAH                                                  84109
(Address of principal executive offices)                            (Zip Code)

             Registrant's telephone number, including area code:
                                (801) 463-8200

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X   .        No        .
                         ------             ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 18, 1997, 5,744,079 of the Registrant's Common Shares were outstanding. As of March 18, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $17,747,204 based on the closing prices for the Registrant's Common Shares on the Nasdaq Small Cap market.

-------------------------------------------------------------------------------
                   DOCUMENTS INCORPORATED BY REFERENCE
     None

                                  PART I

ITEM 1.  BUSINESS

     Innovus Corporation (the "Company") provides a powerful, yet easy to use software tool, INNOVUS MULTIMEDIA, for creating interactive business multimedia applications and presentations. The Company's product can seamlessly interact with the user's existing business applications due to its Microsoft-standards compliant design. While the nature of projects which can be created with INNOVUS MULTIMEDIA is limited primarily by the user's imagination, typical examples include computer based training (CBT) applications; high impact multimedia presentations; employee orientation and other human resources systems; electronic catalogs; product information systems; and other sales and marketing applications, all of which integrate desktop applications with corporate databases in an enhanced, media rich format. Projects can be created in INNOVUS MULTIMEDIA by intermediate-level computer users in a "point and click" fashion; programmers and developers also find the product useful and scalable since the underlying engine, accessible to those who wish to use it, is compliant with Microsoft Visual Basic for Applications standards. INNOVUS MULTIMEDIA is the first multimedia tool to offer the ease of use of presentation software combined with the media management of authoring programs and the power of application development tools. INNOVUS MULTIMEDIA allows the desktop PC user to fill the gap between settling for standard solutions provided by shrinkwrap applications and creating customized programs using traditional complex development and authoring tools.

     In addition to the software tool, Innovus Corporation has begun to release a series of application templates that further simplify the use of the tool by providing an outline to automate several common business activities. The Company intends to expand the family of application templates. The Company has also introduced CD volumes of business oriented media objects, such as video, sounds, animations, backgrounds, interactive buttons and images, to facilitate development of multimedia projects using INNOVUS MULTIMEDIA or other media applications.

INDUSTRY OVERVIEW

     Increasingly, business information system resources are incorporating multimedia to enhance efficiency and productivity. The communications power of multimedia, when combined with other business computing capabilities, such as databases, networks, and integration of other business applications, allows users to create innovative solutions to recurring business activities. In an industry report dated April 1996, the Gartner Group, a leading industry analyst, estimated that the impact of multimedia on business will be as far-reaching as the introduction of PCs and LANs in the early 1980s. According to the Gartner Group, over 70 percent of all multimedia applications will have to be created and maintained at or below the corporate department level, rather than by the information services (IS) department.

     The acceleration of multimedia in the business environment is evidenced by several significant emerging industry standards, including Intel's MMX standard for improved business multimedia PC performance and Microsoft's DirectX enhanced multimedia software development specification. Several factors influencing this growing trend include:

     INCREASED POWER OF DESKTOP COMPUTERS. As the cost of hardware has continually dropped and the requirements of business software has increased, the capabilities of typical corporate desktop PCs has increased. An ever-increasing percentage of desktop PCs are capable of using 32 bit operating systems such as Windows 95 or Windows NT. These PCs have the large hard drives, color monitors, and RAM memory required for multimedia.

     RAPID EXPANSION OF THE INTRANET AND INTERNET. The rapid expansion of Intranets and the Internet is driving demand for tools to manipulate and manage enhanced digital graphic and multimedia content for use in World Wide Web sites, and electronic transaction and business information environments.

     INCREASED USER KNOWLEDGE AND EXPECTATIONS. As users experience more software utilizing graphical or multimedia user interfaces, they demand similar intuitive presentation and point and click functionality from all business applications.

     PROLIFERATION OF MULTIMEDIA CAPABLE BUSINESS NETWORKS. Network technology has continued to evolve to allow for higher bandwidth and lower cost network communication. Such enabling technology allows for the deployment of multimedia applications across corporate networks.

     INCREASED EASE OF USE AND RE-USE OF MEDIA CONTENT. Multimedia tools and applications can readily use and store media in standard industry formats without complicated conversion. Multimedia developers can therefore readily obtain media content from a variety of sources, including the Internet and commercial clip-art packages, as well as create their own media through the use of scanners, sound cards, digitized cameras and drawing tools.

     INCREASED MULTIMEDIA PRODUCTIVITY AND EFFICIENCY. Demand for more efficient computer information systems has created a demand for applications which automate, organize and monitor typical business functions such as employee training, customer support and sales force automation. Communication rich multimedia applications increase the productivity and efficiency of automated systems.

COMPANY STRATEGY

     The Company's objective is to rapidly penetrate and capture the business multimedia applications market for users from the corporate department level to the small to medium enterprise (SME) market. Key elements of the Company's product market strategy are:

     PRODUCT POSITIONING. The Company is positioning its products as the business multimedia tool for the individual user in a business environment. By combining the ease of use of presentation software with full OLE and Open Database Connectivity (ODBC) access to business applications, the Company believes INNOVUS MULTIMEDIA presents a unique opportunity for power users to create applications without the learning curve of traditional development tools.

     RAPID MARKET PENETRATION. Beginning in the fourth quarter of 1996, the Company has begun to aggressively market its products through substantially lowered price points, exciting visual advertising, and direct mail campaigns. The targeted market includes a broad range of customer profiles, including power users, developers, and current authoring product users, with an emphasis on the user searching for a way to add the power of multimedia to his other business without the authoring tool learning curve.

     INDUSTRY RELATIONSHIPS. The Company is currently discussing potential joint marketing efforts and other strategic relationships with key industry participants.

     FLEXIBLE SOFTWARE DESIGN. Recognizing that software standards are constantly in a state of flux, INNOVUS MULTIMEDIA was designed to be inherently flexible and readily modifiable to accommodate new standards for media and data exchange. Since many features are enabled through external wizards or OLE automation, revision of the software to accommodate new standards is simplified, potentially allowing for shorter development cycles.

     COMPLETE SOLUTIONS. The Company is positioning itself to be a leader in business multimedia applications development by providing a complete family of products for business users. The Company provides a fully integrated technology solution that allows customers to standardize on a single methodology for deploying media-based business applications, on the desktop, through the server, and over the web. Additionally, the Company offers custom application development services through a third party organization to augment the resources of the users and the VAR channel.

     BROAD BASED DISTRIBUTION CHANNELS. The Company has established partners with respect to the following channels of distribution: direct sales, retail, catalog marketers, value added resellers ("VARs") and corporate resellers. The Company plans to leverage these existing relationships for penetration of its target markets. Additionally, the Company believes it is well positioned to serve as a channel partner in that its products add value and usability to other software companies' existing applications and embedded technologies.

     DESIGN PRODUCT LINE FOR REPEAT SALES. The Company's current and planned product line consists of the core software tool, application templates for specific uses and multimedia content. The Company believes that each sale of the tool creates a potential customer for application templates and media content; each purchaser of content is a potential customer for the tool or templates; and each purchaser of a template is a potential customer for other templates and media content. By enabling power users to readily become developers, the Company believes INNOVUS MULTIMEDIA will be creating a repeat customer base in addition to the typical upgrade market.

     EXPLOIT INTERNET OPPORTUNITIES. The Company believes that the emergence of the world-wide web/internet will significantly increase the market for open environment multimedia development tools. This emergence is driving demand for development tools to manipulate and manage enhanced digital graphics and multimedia content for use in the world wide web sites, and electronic transaction of business information. The Company's products allow business managers to develop and deploy fully transactional applications using the Internet to continuously update and/or exchange data with remote users.

THE INNOVUS SOLUTION

     The Company's core software tool allows business managers and users to automate recurring activities through a multimedia development tool designed specifically for building easily modifiable business information systems. For example, the Company's software can create computer applications that automate the training and orientation functions which otherwise would require significant
manpower and other corporate resources.   It is the first multimedia tool to
offer
the ease of use of presentation software combined with the media management of authoring programs and the power of application development tools. Managers, trainers, and developers can now build dynamic, easily modifiable business applications that interface with commonly used databases without the support of the IS professional. Unlike multimedia tools that require the user to convert multimedia text and database files to proprietary formats, the Company's products give managers OLE integration and ODBC so managers can access files in their original formats. The Company's software allows corporate users to distribute applications over a LAN and to interact with existing data files. Furthermore, once these applications have been developed, segments or portions can be reused in new applications, substantially adding to the cost-efficiency benefits of implementing technology in the context of such business activities.

     The INNOVUS products' user-friendly interface allows a manager or staff member to build full multimedia applications using the same basic computer skills required to operate presentation software. Dynamic links allow applications deployed on a network to be changed by simply updating the central database. Applications can also incorporate active portions of other common business software, including spreadsheets, e-mail, and word processors. Additionally, the Company's products offer complete solutions. Using INNOVUS MULTIMEDIA, users will be able to accelerate their business process automation by using various INNOVUS application templates. The Company has released, and will continue to expand, a growing family of application templates which provide both the logic and content for various common business activities in the training, human resources, sales force automation, customer support, and product marketing areas. The Company is also releasing a series of media kits containing video, audio, images, animations, backgrounds, graphical buttons, and hot spots
- essential components of multimedia applications.

THE INNOVUS PRODUCT LINE

     The following software products are being offered by the Company as of April, 1997:

          INNOVUS MULTIMEDIA v.2.21 Authoring
          INNOVUS MULTIMEDIA v.2.21 Presentations
          Web_Candy Vol 1 for PC
          Web_Candy Vol 1 for Mac
          Web_Candy 3D for PC
          Web_Candy 3D for Mac
          NotesMaster CBT
          Company Bulletin Board Application Template
          Electronic Catalog Application Template
          Employee/Visitor Sign in/out Application Template
          Pay & Benefits Application Template
          Safety & Security Application Template
          Conduct & Responsibility Application Template
          Our Company Application Template
          Customer Service Application Template

     The Company's software products allow managers to design friendly multimedia user interfaces that automate time-consuming, paper-intensive activities and turn them into controlled, modifiable systems. Using the Company's products, anyone with basic Microsoft Windows skills can:

     - Design the flow, layout, and timing of information.
     - Connect the project to existing databases or create new data sources, combine video, sound, graphics, and text, add quiz and survey questions, and incorporate other applications.
     - Deploy the project across a network or package it for a single workstation.
     - Measure how and by whom the applications are being used.
     - Maintain the system and update changing information.

     The Company's software is compatible with the latest and most advanced PC and multimedia technology. The Company's software is Windows 95 and Windows NT compatible, indicating that it can take advantage of advanced features such as OLE and ODBC support, and is compatible with Windows 3.1. These features allow INNOVUS Multimedia to operate as a full "front end" to other OLE compliant applications, allowing the design of training programs which teach the user how to use other application software, and which can continue to be available as a refresher tool as the user attempts to utilize the application in the course of the business day. INNOVUS Multimedia scripts use a QuickScript-TM- Visual Basic compatible scripting language.

MARKETING AND SALES

     The Company's products are positioned for worldwide distribution through a combination of direct sales, retail, catalog marketers, VAR channels, corporate resellers, and strategic relationships. The Company will leverage VARs and corporate resellers to sell products directly to corporate department managers and will use direct, catalog marketer, and retail sales to reach individual desktop developers and power users. The Company's distribution channels are as follows:

     VALUE ADDED RESELLERS (VARS). Long term market development and support requires the establishment of an international VAR network. The Company plans to continue building its VAR network by recognizing VARs from existing application-specific areas, such as Lotus Notes VARs. The Company has established a VAR network with over 65 VARs having already been through product training. These are active solutions developers who can use INNOVUS Multimedia to accelerate the speed and quality of media applications development for their existing customer base and extend their services to new customers with this added capability.

     STRATEGIC RELATIONSHIPS. The Company is working to secure relationships that can provide OEM and software bundling opportunities which will help to rapidly proliferate the user base for its INNOVUS Multimedia product. The Company is currently negotiating partnerships with service providers, VARs, hardware companies, and other software vendors for this purpose.

     DIRECT SALES ACTIVITIES. The Company is actively promoting Internet based sales and marketing through its web site (www.innovusmm.com). The web site has fully implemented electronic commerce including direct download as well as on-line ordering with conventional delivery.

     CORPORATE RESELLERS. The Company has distribution agreements with well established corporate sales organizations, including Software Spectrum, Software House International, Stream, ASAP Software Express, PC Connection, Programmer's Paradise, Tiger Direct, MicroWarehouse, and Software.Net, an internet based reseller.

     SOFTWARE RETAILERS. The INNOVUS products are stocked by leading national retailers such as Egghead Software and CompUSA, as well as by important regional retailers such as Elek Tek and J&R Computer World. The Company's products are carried in approximately twelve retail organizations in total, and the Company intends to expand this area throughout 1997.

CUSTOMERS AND END USERS

     The Company markets its products to small and medium sized businesses as well as corporate departments operating on local area networks or the Internet. Buyers of the products include individual users, department managers, managers of specific business activities and corporate IS departments. The Company is positioning INNOVUS Multimedia as a powerful new business productivity tool that enhances the capabilities of other common business software and improves the efficiency and skills of a company's employees by automating many common, redundant business and management processes. The Company's customers may be subdivided into various vertical markets. The Company serves these vertical markets in order to address the unique needs experienced in each of the vertical markets as described below.

     The Company's current product line has been designed to allow its sales and marketing personnel as well as the sales and marketing personnel of its channel partners to focus on several vertical market opportunities inside the corporate computing environment. Products designed for other departments in the corporation will allow the Company to expand to other market segments in the future. Current application template products provide the Company access to these vertical market segments: corporate training, human resource departments, and sales and marketing departments. The following are examples of how some of the Company's products are being used by current vertical market customers.

     LOTUS NOTES UPGRADE TRAINING is an application that teaches end users how to migrate their Notes applications from the 3.x to the 4.0 version of that product. It includes complete instructions on the product upgrade functionality and a section designed to be modified by the Notes support team to customize the specific application of Notes as used by that company or corporate department. American Express Stored Value Group is using this product to facilitate the easy upgrade of thousands of Lotus Notes end users in their organization. The customer is making the Company's training program available in their corporate training centers and also distributing it on their networks as an on line information system for ongoing support of the Lotus Notes user groups.

     SAFETY AND COMPLIANCE is a training application designed to educate and test employees on various government requirements associated with their job responsibilities. This template can be modified to include sections on personal safety, toxic waste management, fire prevention, OSHA regulations, and Equal Opportunity Employment practices. A multi-national oil company is working with the Company to modify this template for refinery operations and will use the testing and database connectivity to capture employee results, to bolster compliance verification, and identify training areas which need expansion.

     NEW EMPLOYEE ORIENTATION is an application designed to be modified to fit each individual corporate culture. It includes sections on company structure and mission statements, employee benefit options, vacation schedules, training opportunities and available computing resources. Intermountain Health Care Corporation is using this product to accelerate the process of making new employees productive in their jobs. This will provide them a completely automated, cost saving orientation system connected to all their employee data bases that can be distributed across their local and wide area networks.

     ELECTRONIC POLICIES AND PROCEDURES is an application that provides an on line policy document that can be updated continuously to meet changes inside the company, new legislation, or in the business environment. This is an essential tool to the reengineering process currently under way in much of corporate America. Associated Foods Corporation is implementing this tool to help manage their corporate reengineering and to minimize legal accountability issues associated with proper employee notification requirements and verification of employee acceptance.

     ELECTRONIC PRODUCT INFORMATION SYSTEM is an application that allows companies to distribute new product information and data updates across company networks and over the Internet. This template can be modified to link visual product presentations together with inventory status, product ordering systems, and other on line departmental information that can assist their Placement Agents in closing a customer sale. This application recently won the "BEST OF SHOW" Award in the "Online Training and Documentation" Category of Softbank Institutes Interactive 96 Conference and Expo Trade Show in Atlanta. Egghead Software Corporation intended to implement a nationwide sales force automation system based on this template that allows that company to send updated product information from an Oracle database to its 700 field sales Placement Agents every day along with customized training on each new item and then return the results to each employee's performance records.

In addition to this vertical market focus, the Company is actively selling the core development tool to individual users, business managers, corporate IS departments and VARs who are creating numerous other applications to meet their own customer's demands. Part of the Company's marketing strategy is to look for opportunities to work with these developers to turn their solutions into meaningful application templates for resale to the general business marketplace. This will allow the Company to rapidly expand its product offerings without dedicating its own resources and open up additional vertical market product and channel opportunities.

COMPETITION

     The markets for the Company's products are highly competitive and are characterized by pressures to reduce prices, incorporate new features and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more aspects of the Company's products. Competitors could develop a product which competes with all aspects of the Company's products. Some current and potential competitors are larger, better established, and have greater financial resources than the Company. Such competitors may have the ability to more aggressively market and price their products than the Company. There is no assurance that the Company will be able to successfully compete in these markets.

     The Company has developed a family of multimedia application products which combine the simplicity of a presentation program user interface and the media richness of professional authoring software with all the power and business functionality of corporate development tools. The Company's core product allows management to automate recurring activities through a multimedia development tool designed specifically for building easily modifiable business information systems. It is the first multimedia tool to offer the ease of use of presentation software combined with the media management of authoring programs and the power of application development tools. Managers, trainers, and developers can now build dynamic, easily modifiable business applications that interface with all popular databases without the support of the IS professional. Unlike multimedia tools that require the user to convert multimedia text and database files to proprietary formats, the Company's products give managers OLE integration and ODBC so managers can access files in their original formats.
The Company's software allows corporate users to distribute presentations over a LAN and import existing data files. Because of this, management feels the Company is unique from a competitive standpoint, particularly in light of the ability of its technology to be used in an open environment and implemented on a cost effective basis.

     There are currently four categories of software products which attempt to provide business multimedia application solutions to the corporate market.

     VISUAL DEVELOPMENT ENVIRONMENTS such as Visual Basic, Delphi, and PowerBuilder are capable corporate tools which integrate well in network solutions. These are highly technical development tools generally requiring skilled programmers and protracted development schedules to create and maintain business applications. These products have limited native media support capability.

     MULTIMEDIA AUTHORING TOOLS such as IconAuthor, AuthorWare, and MFactory can create and manage sophisticated media presentations and program logic. They demand a high level graphics artist or technical user and have limited business functionality or scalable network deployment capabilities.

     WEB PAGE DESIGN TOOLS such as Microsoft Front Page and Netscape Gold are strong media and text document managers and work well in extended network environments, but are limited in their format support and transaction capabilities and lack back-office connectivity. These tools focus on web development and fall short in full business applications.

     COMPUTER BASED TRAINING TOOLS such as CBT Express, Toolbook and Quest are useful project development programs for training and testing activities which provide much of the presentation logic for instructional applications. While some of these tools offer media support, they are generally lacking in scalable network capabilities, database support, extensibility, and business functionality.

     Few of these products can be operated effectively by the average manager or desktop computer user. They offer no accelerated vertical solution templates. They are generally cost prohibitive for wide distribution by managers to desktop users, and do not provide a single integrated multimedia application solution that crosses all levels of the corporate network.

     Management believes that only the INNOVUS product line offers this complete solution approach to the business multimedia application market. Management believes the companies that now have program development and presentation products would incur significant expense and programming time in re-engineering those products to be suitable for desktop business applications. In particular, the Company is not aware of existing presentation products that could emulate the ability of INNOVUS MULTIMEDIA to act as an interactive multimedia data base front-end without fundamental changes to the architecture of such competitive products.

SERVICE BUSINESS

     Following the initial introduction of INNOVUS MULTIMEDIA, the Company utilized its experience to produce 'turn-key' multimedia applications for customers. Certain of these applications were modified to form the basis of application templates. In January, 1997 the Company determined that this labor intensive low-margin service business did not fit into the Company's strategy. Accordingly, the service business was divested and now operates independently.

PROPRIETARY RIGHTS

     The Company regards certain features of its products as proprietary and relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary information. The Company holds no patents applicable to its business and has no patent applications pending. The Company seeks to protect its products and related documentation and other written materials under trade secret and copyright laws (as described below) which afford only limited protection. The Company seeks to protect its product names under trademark and unfair competition laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary.

     The Company's software is protected by copyright laws, and each end-user is granted a license to use either a single copy or an open network access to the software. The Company has received copyright protection on its various development tools, application templates and run time programs. Copyrighted code includes three DOS based product versions, five Windows 3.x version products, three Windows 95 version products and three Windows NT product versions. Copyrights cover authoring and development products, report generators, media drivers, peripheral drivers, various program executables, and configuration and install programs. All of these copyrights relate to the Company's development programs and vertical applications. The Company may also attempt to obtain limited patent protection for the architecture of its products, but has not yet determined if its products contain any patentable inventions. Innovus has filed for trademark registration for certain of its product and feature names.

EMPLOYEES

     Innovus has 22 full time employees as of March 31, 1997. Of the total employees, 6 are engaged in management and administration, 3 in sales and marketing, 12 in development, and 1 in customer support. None of the Company's employees are represented by a labor union. The Company believes its relationship with its employees to be good.

COMPANY HISTORY

     The Company was incorporated in 1988 as a Delaware corporation. Innovus Multimedia, Inc., the predecessor to the Company's operating subsidiary, was founded in 1987, and acted as a value added reseller of multimedia hardware and software in the form of stand alone kiosks until 1993. Subsequently, new management joined the Company, and the Company de-emphasized its multimedia kiosk business, and focussed on business oriented multimedia software development. As part of this transition, the Company hired new software developers, marketing personnel, and others, and secured the equity financing for research and development necessary to complete its first version of its Windows software.

     In September of 1994, as part of Innovus' transition to a business oriented multimedia software developer, and to enhance its capital raising ability, Innovus was acquired by the Company in a reverse acquisition.

     The Company commercially released its core software product in March of 1996, and since that time has released several templates that complement that software.

ITEM 2.  PROPERTIES.

     In 1995, the Company purchased the building it had previously been leasing in Salt Lake City, Utah. The building is approximately 11,760 square feet which includes a complete software development lab, hardware integration and testing facilities, computer graphics stations, digital media compression systems, audio/video edit bay, project authoring systems, application design equipment, and general offices. The Company is considering selling the building and moving to smaller leased offices. See "Management's Discussion and Analysis of Financial Condition and Results of Operation".

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which, in its belief, could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the calendar year ending December 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently listed on the Nasdaq SmallCap market. From August, 1994 to November, 1995 the Common Stock was traded over the counter. Prior to August, 1994 there had been only sporadic trading in the Common Stock and no consistent source for quotes.

     On March 18, 1997, the closing price of the Common Stock on Nasdaq was $4.00. As of March 18, 1997, there were 195 holders of record of the Common Stock. The following table reflects the high and low closing bid quotations reported by the OTC Bulletin Board through November 1995 and high and low last sales prices reported by Nasdaq for subsequent periods. Such prices represent inter-dealer quotations, do not include markups, markdowns, or commissions and may not reflect actual transactions.

                                                       HIGH      LOW
                                                      ------    ------
 YEAR ENDING DECEMBER 31, 1995
 January 1 to March 31, 1995                          $10.00    $ 5.75
 April 1 to June 30, 1995                             $10.75    $10.50
 July 1 to September 30, 1995                         $10.50    $ 7.50
 October 1 to December 31, 1995                       $10.00    $ 8.25

 YEAR ENDING DECEMBER 31, 1996
 January 1 to March 31, 1996                          $10.75    $ 7.50
 April 1 to June 30, 1996                             $13.75    $ 9.38
 July 1 to September 30, 1996                         $11.50    $ 5.13
 October 1 to December 31, 1996                       $ 6.25    $ 3.25

     The Company has not paid any cash dividends since its inception. The Company's revolving loan agreements currently prohibit it from declaring any dividends without the written permission of the lender. The Company is prohibited from paying dividends on its Common Stock while it has an outstanding series of Preferred Stock. The Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following Selected Financial Data should be read in conjunction with the financial statements and notes thereto bound elsewhere herein.

                                                 YEAR ENDED DECEMBER 31
                        -----------------------------------------------------------------
 STATEMENT OF               1996            1995           1994        1993(1)     1992(1)
 OPERATIONS DATA         -----------    -----------    -----------    --------    --------
Revenues                 $   597,567    $   189,380    $   193,848    $453,928    $291,885
Costs of products
 and services sold           302,571        123,701        234,234     325,044     125,131
Amortization                 796,673        315,464              -           -           -
Product development        1,185,525      1,340,415        444,855      37,173      69,054
Selling and
 marketing expense         3,988,987      1,417,396        425,403      30,687      32,826
General and
 administrative            1,279,542        719,862        537,860      75,079      90,102
Net (loss)               $(7,791,146)   $(3,735,351)   $(1,554,213)   $(93,631)   $(83,983)
Net (loss) per share     $     (1.59)   $     (0.98)   $     (0.60)   $  (0.05)   $  (0.05)

                                                      AT DECEMBER 31
                         ------------------------------------------------------------------
BALANCE SHEET DATA          1996            1995           1994         1993         1992
                         -----------    -----------    -----------    ---------   ---------
Current assets           $ 1,161,735    $ 2,466,060    $   387,370    $ 149,708   $  87,455
Software development
 costs                       809,824        886,153        408,384      152,624           0
Current liabilities        1,124,592        473,460      1,521,294      576,252     357,139
Long term liabilities
 (net)                       728,555        722,785        180,961      163,535     190,161
Stockholders' equity
 (deficit)               $ 1,490,029    $ 3,553,885    $  (658,474)   $(416,597)  $(322,966)

(1) Historical information regarding the Innovus predecessor company only. The separate operations and assets of the Company for the periods and on the dates presented are not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. On September 6, 1994, the Company and Innovus completed an Agreement and Plan of Reorganization whereby Innovus became a wholly owned subsidiary of the Company. Although the Company survived as the parent corporation of Innovus, the transaction was accounted for such that the financial statements for the Company following the transaction will be the financial statements of Innovus with the additional shares held by the Company's prior shareholders reflected as a recapitalization of Innovus.
The assets and operating results of the Company separate from Innovus are not material and separate financial statements of the Company prior to the transaction are not presented.

RESULTS OF OPERATIONS

     The Innovus predecessor company operated its multimedia kiosk business since 1987, and had developed its multimedia authoring software with a view towards eventual commercial sale. Commencing in July 1993, Innovus began hiring additional staff and otherwise incurring additional expense to begin a full scale revision of its software for the Windows operating environment. Sales of the software through VARs, began in the fourth quarter of 1995 and general commercial sales began in March, 1996. In November, 1996, the Company re-positioned its software towards individual business users, significantly lowering the price of the core software. Results of operations for the current year may not be directly comparable to prior periods when the software was being developed.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Initial sales of INNOVUS MULTIMEDIA to small value added resellers (VARs) and corporate information services departments began in late March, 1996. In October, 1996 the Company announced an aggressive repricing and repositioning of the software to appeal to the individual desktop PC user. Following the re-pricing, the software is being sold through retail outlets such as Egghead Software and CompUSA. The software is also being distributed by Tech Data, the second largest distributor of computer software and hardware in the world, and corporate resellers such as Software Spectrum, Software House International, Stream and ASAP Software Express. The Company's products are also offered through mail order catalog companies such as Micro-Warehouse, PC Connection, and Programmers Paradise. The Company has also established a site on the World Wide Web for direct sales of the software. In addition the INNOVUS MULTIMEDIA software tools, the Company currently offers eight application template packages for specific applications, a computer based training application for Lotus Notes users and two business oriented media packages. Additional application templates and packages are scheduled for release during the year.

     During the year ended December 31, 1996, the Company had revenues of $597,567 compared to $189,380 for the prior year. Approximately 38% of the 1996 revenues was generated by shrinkwrap software sales, approximately 53% was generated by sales of customized programming or content production services and the balance was generated by training and related sales. Subsequent to the end of the year, the Company determined not to continue offering the customized programming or content production. The sale of multimedia information kiosks, which had accounted for all revenue in 1995, did not materially contribute to 1996 revenue.

     The costs of products and services sold in the year ended December 31, 1996 were $302,571 or 51% of sales. During 1995, such costs for the presentation and kiosk business were $123,701 or 65% of sales. The gross margins for 1996 and 1995 may not be directly comparable due to the change in the nature of the revenue stream. The Company is now in the process of building its revenue model from software and associated product sales, and has discontinued the kiosk business.

     The Company's aggressive pricing of its software announced in October, 1996 is expected to increase software unit sales and total revenues. During the fourth quarter of 1996, net sales were $198,718, 43% of which resulted from the sale of shrinkwrap software. Net sales for the first nine months of 1996 were $398,849, 35% of which resulted from the sale of shrinkwrap software. Although the Company expects that substantially all of its 1997 sales will come from shrinkwrap software, the Company cannot predict whether sales will continue to grow from fourth quarter 1996 levels.

     Selling and marketing expenses increased to $3,988,987 in the year ended December 31, 1996 compared to $1,417,396 in 1995. These increased expenditures reflect the first quarter support of the VAR release of the software and the subsequent marketing of the general release of the software. Although marketing expenses currently exceed revenue, the Company believes that continued aggressive marketing efforts are necessary as the Company promotes its positioning of INNOVUS MULTIMEDIA to the individual desktop PC user.

     Following completion of the commercial version of the software, product development expenditures continued for application templates to be used with the software tool and preparations for future updates to the software tool. For the year ended December 31, 1996, product development costs were $1,185,525, compared to the $1,340,415 of such expenditures for 1995 when the software tool
was under development.   During the fourth quarter of 1996, product development
expenses dropped to $108,358. Such expenses may increase in the future in connection with new versions of the software tool or increased development of application templates. In the year ended December 31, 1996, $796,673 of capitalized software development costs were amortized, compared to $315,464 of such expenses in 1995. Development expenses include payments to independent contractors working under contract with Innovus and license fees paid to third parties for technology purchased from other developers. The Company anticipates continued development costs for future versions of INNOVUS MULTIMEDIA, as well as the addition and completion of other application templates and applications providing users with additional products enhancing INNOVUS MULTIMEDIA.

     General and administrative expenses were $1,279,542 for the year ended December 31, 1996 compared to $719,862 in 1995. The Company believes that the resizing effected in the fourth quarter of 1996 and first quarter of 1997 will allow general and administrative expenses to moderate or decline. Included in general and administrative expenses for 1996 is $258,926 representing a modified Black-Scholes valuation of 50,000 warrants issued to consultants. The exercise price of the warrants was equal to the market price of the common stock at the time of issuance.

     The Company incurred losses from operations of $7,553,298 during the year ended December 31, 1996 compared to losses from operations of $3,727,458 for 1995.

     The Company is deemed to have incurred $773,350 in interest expense during 1996 in connection with warrants issued as part of bridge financing from affiliates and others. The warrants are exercisable at the fair market value of the underlying common stock at the date of issuance, but a value was assigned to the warrants using a modified Black-Scholes method. Exclusive of the deemed expense from the warrants, the Company incurred net interest expense for the year ended December 31, 1996 of $62,065. Net interest expense for 1995 was $7,893.

     The Company sustained a net loss of $7,791,146 for 1996 compared to a loss of $3,735,351 for 1995. The loss per common share was $1.59 and $0.98 for 1996 and 1995, respectively. The weighted number of shares used in calculating the loss per common share does not include the potential issuance of common shares on conversion of outstanding preferred stock, as such conversions are considered anti-dilutive.

     The losses incurred in 1996 cannot be sustained over an extended period. Following the appointment of Terry Haas as President and CEO during the third quarter, the Company re-positioned its software in an attempt to increase sales and began reducing personnel and other non-marketing expenses to levels more closely aligned with sales levels. In 1997, the Company further reduced expenses by ceasing sales of low margin services. While sales of shrinkwrap software continue to increase, management cannot predict with certainty when, or if, the Company can become profitable.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Sales for the year ended December 31, 1995, were $189,380, compared to $193,848 for 1994. All sales were generated by the kiosk and services business. During 1995 and 1994, the Company directed its resources towards development of the software rather than marketing of the kiosks and production services to new customers. Marketing in both years was directed towards maintaining relationships with existing customers; these efforts did not result in substantial new sales.

     The cost of products and services sold in 1995 was $123,701 or 65% of revenue compared to $234,234 or 121% of sales in 1994. Cost of products and services sold consists primarily of the computer and other hardware incorporated into the kiosks, outside production costs for the presentations and internal production, assembly, and support labor. Management believes that those were a number of reasons why the costs in 1994 exceeded revenue for that year, including the continuation of the level of fixed costs from the prior year when revenues had been higher ($453,928), and the provision of higher performance hardware than was required by contract to increase customer satisfaction and provide platforms on which the new software could be tested. These excess costs were reduced in 1995 as personnel and other resources were re-deployed and beta test sites became available for the software.

     During 1995, the Company began amortizing its capitalized software development costs. Amortization during 1995 was $315,464. Capitalized development costs are amortized over a period of not more than three years.

     As the Company built the infrastructure needed to operate as a software company, the addition of substantial additional personnel and support resources has significantly increased total costs and expenses. Product development costs increased to $1,340,415 in 1995 from $444,855 in 1994. This does not include capitalized amounts for software development costs of $793,233 in 1995 and $255,760 in 1994. Selling and marketing expense in 1995 was $1,417,396 compared to $425,403 in 1994. The primary source of the increase in these expenses was related to the software as the Company began planning to position the software for launch. General and administrative expense was $719,862 in 1995 compared to $537,860 in 1994. This primarily reflects the increase in staffing related to the restructuring as a software company. During 1995, the Company exercised its option to purchase the building it had been leasing for its offices. The purchase reduced the Company's monthly expense for its offices.

     During the first part of 1995, the Company incurred interest expense on the debt it incurred in 1994 to fund operations. Following an equity offering, the debt and interest expense were reduced and the Company began earning interest income on its unspent funds. Interest income will decline as funds are expended on operations. During 1995, net interest expense was $7,893 compared to $105,709 in 1994.

     The Company sustained a net loss of $3,735,351 in 1995 compared to a net loss of $1,554,213 for 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Following the commercial release of the software, the Company has been dedicating all available funds to INNOVUS MULTIMEDIA marketing and support. Marketing expenses have exceeded software revenue and the Company's liquid resources have been depleted as a result. The Company has obtained funds to support its operations from sales of its equity, including convertible preferred stock. At December 31, 1996, the Company had total current assets of $1,161,735 and working capital of $37,143. If the reduction in current liabilities for the unamortized value of the warrants issued in connection with the bridge financing is ignored, the Company would have had a deficit in working capital (current liabilities in excess of current assets) of $429,000. During 1996, the Company incurred a net loss of $7,791,146 and had negative cash flow from operations of $5,261,703. The Company anticipates that it will incur additional negative operating cash flow until such time as software sales and service revenues increase substantially. The future rate of revenue generation cannot be predicted with accuracy at this stage of the Company's growth.

     The Company cannot sustain its current rate of negative cash flows from operations and software development without additional sources of cash. In the long term, needed cash must be generated by operations in order for the Company to sustain itself. During 1996, the Company raised $4,201,468 (after deduction of offering costs) primarily by issuing preferred stock to institutional and accredited investors. Subsequent to the end of 1996, the Company raised approximately an additional $1,860,000 from the issuance of preferred stock.
The preferred stock was issued in various series, the terms of each of which vary. All series of preferred stock are preferred to the common stock in the event of liquidation of the Company. Each series of preferred stock is entitled to accrual of a dividend at the rate of 5% to 15% per annum, which is generally payable in stock at the time of conversion. Each series of preferred stock is convertible into common stock, either at a fixed price or a price tied to the market value of the common stock.

     As of May 2, 1996 the Company obtained a line of credit from a commercial lending bank pursuant to a Loan and Security Agreement. Provided that the terms of the agreement are met, the Company was allowed to borrow a base amount of up to $500,000 without regard to the value of specific assets. Borrowing above this base amount is allowed on a revolving basis only to the extent that the loan balance is less than 75% of the Company's eligible accounts receivable. Advances under the line bear interest at 1.5% per annum above the Bank's prime rate. Advances under the line are due no later than May 2, 1997. The line is secured by substantially all of the Company's assets, including its inventory, accounts receivable, and technology. The Company is prohibited from certain corporate transactions, such as the payment of dividends, while the line is outstanding without the lender's approval. At December 31, 1996, the Company had $0 outstanding to the Bank under both the base borrowing amount and the revolving line.

     During 1996, the Company borrowed $1,470,300 from affiliates and other individuals. The balance owing at December 31, 1996 was $445,000. These amounts are secured by a second priority interest in substantially all assets of the Company. The loans bear interest at 9.25% per annum and are due July 30, 1997.

     At December 31, 1996, the Company had long term liabilities of $728,555, consisting primarily of the mortgage on the Company's building and notes payable to related parties. The Company is considering offering the building for sale and relocating to leased premises. Although the Company will require additional funds to sustain operations, the Company did not have any other significant capital commitments at December 31, 1996.

     The Company is dedicating substantially all available funds, including amounts it is able to borrow, to the software marketing and support. The Company has limited available resources. The Company may require additional funding to sustain operations until such time, if ever, as substantial revenues are received from software sales.

     The auditor's report on the Company's December 31, 1996 financial statements notes that the Company's substantial operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that it will be able to obtain sufficient financing from external sources, combined with results from operations, to sustain operations. There can be no assurance that additional financing will be available to the Company or that operating results will improve as management currently anticipates.

FORWARD LOOKING STATEMENTS.

     This report contains both historical statements of fact and forward looking statements. Statements regarding the Company's expectations as to demand for its products and future revenue and cash flow and certain other information presented in this report constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations with respect thereto are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include the following:

     Lack of market acceptance of INNOVUS MULTIMEDIA and other Company products Lower than expected gross profit margins due to competitive pricing pressures
     Product and technological obsolescence
     Competition
     Inability to adequately market the software due to financial restraints relative to competitors

     The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and reports of independent certified public accountants are filed as part of this report on pages F-1 through F-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE.

     Effective November 7, 1996, the Company dismissed Hansen, Barnett & Maxwell ("Hansen") as its certifying accountant. Hansen's reports on the Company's financial statements for the years ended December 31, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles.

     The Company's board of directors unanimously approved dismissal of Hansen.

     During the Company's two most recent fiscal years ended December 31, 1996 and 1995, there were no disagreements, as defined in Regulation S-K Item 304, with Hansen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Hansen to make a reference to the subject matter of the disagreement in connection with its reports.

     On November 7, 1996, the Registrant engaged Grant Thornton LLP ("Grant") to perform its audits and provide various accounting services thereafter. The Registrant did not consult with Grant prior to such date regarding any reportable matter.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

     Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company, who are elected to serve at the discretion of the Board of Directors.

     The Company's executive officers and directors are as follows:

        Name              Age                      Position
 David M. Mock            44    Chairman, Chief Financial Officer, Secretary,
                                Treasurer and Director
 Terry R. Haas            47    President, Chief Executive Officer and Director
 Gary F. Wall             39    Vice President - Finance, Controller
 Michael L. Debloois      56    Director
 Kenneth M. Woolley       50    Director
 Jay Misra                40    Director*
 Brenda Lowe Cornell      38    Director
 Richard M. Cott          34    Director

     *    Mr. Misra has resigned from the Board effective April 11, 1997.

     DAVID M. MOCK. Mr. Mock joined the Company in 1993 and assumed the position of Chief Executive Officer in 1995. In addition to his responsibilities as Chief Executive Officer, Mr. Mock is responsible for facilitating the Company's financial and strategic planning and money management. From 1993 to 1995 Mr. Mock was an executive officer and director of MicroQue Corporation, a closely held company that designed products for MacIntosh computers. From 1985 until June 1993, Mr. Mock also served as an officer and director of Vystar Group, Inc., a publicly held corporation with investments in different high technology companies. In June 1993, Vystar and its partially owned subsidiary, Megahertz Corporation, a manufacturer of PCMCIA modems for portable computers, of which Mr. Mock also served as a director, reorganized with Megahertz being the surviving entity. He also serves as a consultant to other Utah based high technology companies. Mr. Mock has his bachelors degree in accounting and has completed the requirements for a degree in finance at the University of Utah.

     TERRY R. HAAS. Mr. Haas joined the Company on a part-time basis as Director of Sales in 1995, became Executive Vice President Sales & Marketing commencing June 1, 1996 and was appointed as President and Chief Executive Officer in August, 1996. Mr. Haas is responsible for overseeing the development of the Company's product and marketing strategies as well as building the team to execute them within the parameters of the Company's business model. Prior to joining Innovus, Mr. Haas was Vice President Channel Sales and Marketing at Novell, Inc. from 1994 until May, 1996. From 1986 to 1992 he also held a variety of other sales and marketing positions at Novell. During 1992 and 1993 he worked for Digital Equipment Corp., Lotus, Xerox, and other high technology firms as a sales and marketing consultant. Mr. Haas has a bachelor of science degree from Western Michigan University and an M.B.A. in finance from DePaul University.

     GARY F. WALL. Mr. Wall joined the Company in August 1995. Mr. Wall is responsible for all financial, budgeting and reporting activities for the Company. He has extensive experience with SEC reporting requirements and other public filings. His previous experience includes over 12 years in public accounting including Audit Manager at Hansen, Barnett & Maxwell in Salt Lake City, Utah from 1990 to August 1995. Mr. Wall has a B.S. in Accounting from Brigham Young University.

     MICHAEL L. DEBLOOIS. Mr. DeBloois was director of customer relations and sales for the Company's services business from 1996 to 1997. Mr. DeBloois currently is a partner in Multimedia Group, which provides substantially the same services previously offered by the Company's services business. From 1987 to 1992, Mr. DeBloois was President of MIKEN Corporation, a professional education consulting company with corporate clients throughout the United States. He has been a professor of Instructional Design and Technology at both Florida State and Utah State Universities before establishing his own consulting company in 1989, which he operated until joining the Company. Mr. DeBloois has been published in dozens of computer industry and education journals. He has a B.A. from Utah State University, M.A. from the University of Utah and an Ed.D. from the University of Massachusetts, Amherst.

     KENNETH M. WOOLLEY. Mr. Woolley has been a founder and director of several companies. Mr. Woolley served on the Board of Directors of Megahertz Holding Corporation, the leading manufacturer of fax/modems for laptop and notebook computers until February 1995. Prior to the merger of Megahertz and VyStar Group, Inc. in June 1993, Mr. Woolley had served as President of the parent company. Since 1979, Mr. Woolley has been a principal in Extra Space Management, Inc. and Extra Space Storage, privately held companies engaged in the ownership and management of mini-storage facilities. Since 1989, Mr. Woolley has been a partner in D.K.S. Associates, and since 1990 a director and executive officer of Realty Management, Inc., privately held companies engaged in the ownership and management of apartments, primarily in Las Vegas, Nevada. Mr. Woolley is a director of Cirque Corporation. Mr. Woolley also serves as an associate professor of business management at Brigham Young University. Mr. Woolley holds a B.A. in Physics from Brigham Young University, an M.B.A. and Ph.D. in Business Administration from the Stanford University Graduate School of Business.

     JAY MISRA. Mr. Misra became a Director of the Company in July, 1996. From 1996 to the present, Mr. Misra has managed his private investments. From 1995 to 1996, Mr. Misra was a managing director with Soros Fund Management. From 1991 to 1995, Mr. Misra was a vice president with Capital Group, a San Francisco based portfolio manager. From 1989 to 1991, Mr. Misra was acting director of marketing for 3Com Corporation. He is currently a director of Nirwana Corporation and Ukiah Software Company. Mr. Misra holds an M.B.A. from Harvard Business School and M.S. and B.S. degrees in engineering from the University of Pittsburgh.

     BRENDA LOWE CORNELL. Ms. Cornell has been a director of the Company since its acquisition of Innovus and was Vice-President of Customer Support until leaving to pursue personal interests in January, 1997. Ms. Cornell has seven six years of training experience with the multimedia products for the Company and its predecessors. Ms. Cornell was previously Media Director for International Connections, a video and laser disc production company, managing all computer-based media production and program design.

     RICHARD M. COTT. Mr. Cott became a director of the Company in 1997. Since October, 1992, Mr. Cott has held a number of finance related positions with The Free Methodist Foundation, a 501(c)3 foundation. His current positions with The Free Methodist Foundation include Executive Vice President, Chief Financial Officer and Treasurer. Mr. Cott has been an adjunct professor in management and organizational development in the graduate program of Spring Arbor College since 1994. From May to October 1992 Mr. Cott was a registered representative with The Prudential. From October 1984 through May 1990 Mr. Cott was with the United States Air Force, culminating as a Captain and A-10 fighter pilot. Mr. Cott holds a B.A. in business administration and political science from Hope College and an M.B.A. from Webster University.

SIGNIFICANT EMPLOYEES

     BILL KESSELRING. Mr. Kesselring joined the Company in October 1996. He is responsible for the Company's product development, customer support, and information systems. Prior to joining the Company, Mr. Kesselring managed the consulting firm, Kesselring and Associates, working with such clients as Next Software, Novell Inc., and Microsoft. He has worked for Novell Inc. and Dataquest Inc., and was a board member of Component Integration Laboratories.

     SHAWN P. CUNNINGHAM. Mr. Cunningham joined the Company in March 1994. Mr. Cunningham oversees management and marketing for the Innovus product line. Prior to joining the Company, Mr. Cunningham was Marketing Manager for the AppWare Division at Novell Inc. He has worked with Silicon Graphics, Adobe, Inmac, Price Waterhouse, and numerous other technology companies as a marketing software consultant.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors of the Company has voted to establish two committees, the Compensation Committee, and the Audit Committee. Neither committee met during 1996 and all activities of the respective committees were undertaken by the Board as a whole.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between January 1, 1996 and December 31, 1996, on year-end reports furnished to the Company after December 31, 1996 and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows:

     David Broadbent, a former officer and director of the Company, did not file a Form 4 reporting the sale of 23,200 shares in October and November, 1996 by a family trust for which Mr. Broadbent is a trustee. Such sales should have been reported on Forms 4 filed in November and December, 1996. The Forms were not timely filed.

     David Mock and a family corporation controlled by him exercised options to acquire 153,332 shares in May, 1996. These exercises should have been reported on a Form 5 filed by February 17, 1997. The Form was not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer as of December 31, 1996 and to each of the Company's other executive officers whose annual salary and bonus exceeded $100,000.

                            SUMMARY COMPENSATION

                        Annual Compensation           Long Term Compensation

                      Year                         Other Annual
    Name and         Ended     Salary    Bonus     Compensation   Options/SARs
Principal Position   12/31      ($)     ($)(1)         ($)             (#)
------------------   -----    -------    ------    ------------   ------------
Terry R. Haas(1)      1996    $84,345
President/CEO         1995    $     0
                      1994    $     0

David Mock(2)         1996    $60,862
Chairman/CEO          1995    $70,300
                      1994    $     0                               354,738

     (1) The Company has agreed to compensate Mr. Haas with a base salary of a $185,000 per year through March 31, 1999 with a one time cash bonus of $50,000 in April, 1997 and such future incentives as may be determined by the Board. Upon a termination following a change in control, Mr. Haas would be entitled to one year's base salary as severance pay. The Company may acquire key man life insurance with respect to Mr. Haas on a so-called reverse split dollar basis with a death benefit of up to $1,000,000. Under this arrangement, the Company leases an insurance policy owned by Mr. Haas. The premium paid by the Company may exceed the premium it would be required to pay for similar coverage directly to an insurance company, and may exceed the premium actually being paid by Mr. Haas. The terms of compensation have not been reduced to a written agreement.

     (2) Effective January 1, 1995, Mr. Mock entered into an employment agreement with the Company. Mr. Mock's current base salary is $72,000 per year. In addition, Mr. Mock is entitled to receive such discretionary bonuses, not to exceed 100% of base salary, as may be granted by the Board of Directors. The Company has agreed to acquire key man life insurance with respect to Mr. Mock on a so-called reverse split dollar basis with a death benefit of $500,000. Under this arrangement, the Company leases an insurance policy owned by Mr. Mock. The premium paid by the Company may exceed the premium it would be required to pay for similar coverage directly to an insurance company, and may exceed the premium actually being paid by Mr. Mock. As of the date of this report, such insurance has not been acquired.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

     Information concerning 1996 grants to named executive officers is reflected in the table below. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the full terms of the options. These potential realizable values are based solely on arbitrarily assumed rates of price appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and common stockholdings are dependent on the future performance of the Company and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

=======================================================================================================
                            INDIVIDUAL GRANTS                                     POTENTIAL REALIZABLE
                                                                                    VALUE AT ASSUMED
                                                                                  ANNUAL RATES OF STOCK
                                                                                   PRICE APPRECIATION
                                                                                     FOR OPTION TERM
-------------------------------------------------------------------------------------------------------
                              % OF TOTAL
                                OPTIONS
                              GRANTED TO
                 OPTIONS     EMPLOYEES IN                                            (5%)       (10%)
    NAME       GRANTED (#)      1996       EXERCISE PRICE      EXPIRATION DATE      ($)         ($)
-------------------------------------------------------------------------------------------------------
Terry Haas       200,000        49.3%            $7.75              8/12/01        $276,282   $610,510
-------------------------------------------------------------------------------------------------------
Terry Haas        75,000        18.5%            $7.50              3/14/01        $ 93,245   $206,047
-------------------------------------------------------------------------------------------------------
David M. Mock     56,250        13.6%            $5.50              9/30/02        $105,217   $238,702
-------------------------------------------------------------------------------------------------------
David M. Mock     56,250        13.6%            $2.50              9/30/02         $47,826   $108,501
=======================================================================================================

SECTION 401(k) PLAN

     The Company maintains a deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Plan"). Participation in the Plan is available to all employees 21 years and older. The Company may, at its option, make contributions to the Plan equal to a percentage of voluntary contributions made by participants or it may make a contribution equal to a percentage of the salary of all participants. The Company has not made contributions to the Plan.

STOCK OPTION PLAN

     The Company has adopted the Innovus Corporation Omnibus Stock Option Plan (the "Option Plan") to assist the Company in securing and retaining key employees and directors. The Option Plan provides that options to purchase a maximum of 1,327,500 shares of Common Stock may be granted to (i) directors, and (ii) officers (whether or not a director) or key employees of the Company ("Eligible Employees"). The Option Plan will terminate on September 6, 2004, unless sooner terminated by the Board of Directors.

     The Option Plan is administered by a committee (the "Option Committee") currently consisting of the Board of Directors. The total number of options granted in any year to Eligible Employees, the number and selection of Eligible Employees to receive options, the number of options granted to each and the other terms and provisions of such options are wholly within the discretion of the Option Committee, subject to the limitations set forth in the Option Plan. The option exercise price for options granted under the Plan may not be less than 100% of the fair market value of the underlying common stock on the date the option is granted. Options granted under the Option Plan expire upon the earlier of an expiration date fixed by the Option Committee or five years from the date of grant.

     As of March 29, 1997, options to purchase 1,327,500 shares of Common Stock were granted under the Plan.

REPRICING OF OPTIONS

     The repricing of options and warrants reflected on the following table were effectuated following the election of Terry Haas as CEO of the Company. In all cases, the stock price at the time of repricing was significantly lower than the exercise price and the price at the date of grant. The decline in stock price was based, in part, on business decisions made by the prior leadership of the Company. In order to provide incentives to the employees, including Mr. Haas, to refocus the Company, the options and warrants were repriced to reflect the current market price, in order to better reflect and indicate the performance of the Company under the leadership of Mr. Haas.

================================================================================================
                                                                                    LENGTH OF
                           NUMBER OF                                                 ORIGINAL
                          SECURITIES                                               OPTION TERM
                          UNDERLYING   MARKET PRICE OF  EXERCISE PRICE              REMAINING
                         OPTIONS/SARS   STOCK AT TIME     AT TIME OF      NEW       AT DATE OF
               DATE OF   REPRICED OR    OF REPRICING     REPRICING OR   EXERCISE   REPRICING OR
NAME          REPRICING    AMENDED      OR AMENDMENT      AMENDMENT      PRICE      AMENDMENT
------------------------------------------------------------------------------------------------
Terry Haas    12/27/96     25,000           $3.63           $7.50        $4.25     4 years
------------------------------------------------------------------------------------------------
Terry Haas    10/31/96     75,000           $4.50           $7.50        $4.50     4 years
                                                                                   4 1/2 months
                                                                                   (3/14/01)
------------------------------------------------------------------------------------------------
Terry Haas    09/26/96    200,000           $5.13           $7.75        $5.00     4 years
                                                                                   10 1/2 months
                                                                                   (8/12/01)
------------------------------------------------------------------------------------------------
David M. Mock  1/27/97     56,250           $2.38           $5.50        $2.50     5 years
                                                                                   8 months
                                                                                   (9/30/02)
================================================================================================

COMPENSATION OF DIRECTORS

     The Company's non-employee Directors are not currently compensated for attendance at Board of Director meetings. Non-employee directors have been granted, on an ad hoc basis, stock options upon being appointed to the Board. The Company may adopt a formal director compensation plan in the future. All of the Directors are reimbursed for their expenses for each Board and committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth information regarding Common Stock of the Company beneficially owned as of March 18, 1997 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock,
(ii) by each director and director nominee, and (iii) by all officers and directors as a group.

==================================================================
Name of Officers and Directors
and Names and Addresses             Amount of Common
of Principal Stockholders               Shares*        Percentage
------------------------------------------------------------------
David M. Mock(1)
2060 East 2100 South
Salt Lake City, Utah                    869,100            15.1%
------------------------------------------------------------------
Terry Haas(2)
2060 East 2100 South
Salt Lake City, Utah                    187,083             3.2%
------------------------------------------------------------------
Brenda Lowe Cornell
2060 East 2100 South
Salt Lake City, Utah                    294,870             5.1%
------------------------------------------------------------------
Gary F. Wall
2060 East 2100 South
Salt Lake City, Utah                     12,600             0.2%
------------------------------------------------------------------
Kenneth M. Woolley(3)
2060 East 2100 South
Salt Lake City, Utah                    123,125             2.1%
------------------------------------------------------------------
Michael DeBloois
2060 East 2100 South
Salt Lake City, Utah                      5,000             0.1%
------------------------------------------------------------------
Jay Misra
1150 North Buffalo Drive
Apt. 2010
Las Vegas, Nevada                        12,500             0.2%
------------------------------------------------------------------
Richard M. Cott(4)
3471 Henderson Road
Spring Arbor, MI 49283                        0             0.0%
------------------------------------------------------------------
David Broadbent(5)
2060 East 2100 South
Salt Lake City, Utah                    409,217             7.1%
------------------------------------------------------------------
Andy Stallman(6)
2800 Nielson Way, #1103
Santa Monica, CA 90405                  495,480             8.1%
------------------------------------------------------------------

==================================================================
Name of Officers and Directors
and Names and Addresses             Amount of Common
of Principal Stockholders               Shares*        Percentage
------------------------------------------------------------------
All Directors and Executive
Officers (8 persons)                  1,391,778            22.5%
==================================================================
_____________

 * Assumes exercise of all exercisable options held by listed security holders which can be acquired within 60 days from March 18, 1997.

(1) Includes shares held by a family corporation and a charitable foundation over which Mr. Mock holds voting control. Mr. Mock disclaims beneficial ownership of shares held by charitable foundation. Includes options held by Mr. Mock or his affiliates which will entitle them to purchase 225,000 shares.

(2) Includes options held by Mr. Haas which will entitle him to purchase 187,083 shares.

(3) Includes options held by Mr. Woolley which will entitle him to purchase 12,500 shares.

(4)  Does not include 23,000 shares of Series F Preferred Stock
     (convertible into at least 575,000 shares of common stock) and warrants to purchase 115,000 shares of common stock held by accounts associated with The Free Methodist Foundation. Mr. Cott disclaims beneficial ownership of such shares.

(5) Includes shares over which Mr. Broadbent exercises voting control held for the benefit of Mr. Broadbent's minor children and family trusts.

(6) Includes 400,000 shares of common stock which may be acquired by Mr. Stallman on exercise of outstanding warrants.

The stockholders listed have sole voting and investment power, except as otherwise noted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has agreed to lease key man life insurance policies from Mr. Broadbent and Mr. Mock on their respective lives on a so-called reverse split dollar basis. The premium to be paid by the Company may exceed the premium it would be required to pay for similar coverage directly to an insurance company, and may exceed the premium actually being paid by Messrs. Broadbent and Mock.

     Mr. Mock and a family corporation controlled by him have from time to time advanced funds to the Company. Mr. Mock or the corporation have converted $120,750 of such debt into Common Stock at a price of $2.25 per share. In 1994, the family corporation also converted $200,000 of debt into 13,333 shares of Preferred Stock at $15.00 per share. The prices for such conversions were equal to the prices being paid by third parties for restricted stock at or about the time of the conversions. The balance of the debt bore interest at 9% per annum. The outstanding debt to Mr. Mock in the amount of $715,600, was repaid in 1995.

     In September, 1996 the Company entered into bridge financing arrangements with Mr. Mock and unrelated parties whereby the Company borrowed $625,000 at prime plus 1% per annum. Borrowings under the bridge financing are secured by substantially all of the assets of the Company, subject to the senior security interest of the Bank. Warrants to purchase up to 312,500 shares at $5.50 per share were issued to the lenders in connection with the bridge financing.

     Mr. DeBloois is a partner in the Multimedia Group. The Multimedia Group provides substantially the same services as were previously offered by the Company's services business. The Multimedia Group has agreed to complete work which the services business had in process when it was discontinued in January, 1997 and to provide similar support to the Company's customers in the future. The Multimedia Group is utilizing a portion of the Company's facilities and equipment, for which it has agreed to pay a fair rental value. The exact terms of the rental and the other arrangements between the Company and the Multimedia Group are being negotiated.

     In 1997 accounts associated with The Free Methodist Foundation purchased 23,000 shares of Series F Preferred Stock (convertible into at least 575,000 shares of common stock) and warrants to purchase 115,000 shares of common stock. Mr. Cott is Chief Financial Officer of The Free Methodist Foundation. Such shares and warrants were purchased prior to Mr. Cott joining the Company's Board of Directors.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

TITLE OF DOCUMENTS                                                PAGE NO.
------------------                                                --------

Reports of Independent Accountants                                F-2, F-3

Consolidated Balance Sheets at December 31, 1996 and 1995              F-4

Consolidated Statements of Operations for the Years
     Ended December 31, 1996, 1995 and 1994                            F-6

Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1996, 1995 and 1994                  F-7

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995 and 1994                            F-8

Notes to Consolidated Financial Statements                             F-9

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (b)  REPORTS ON FORM 8-K

     The Company filed two Current Reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 1996. The Form 8-K dated October 7, 1996 reported the issuance of the Company's Series C and D Preferred Stock. The Form 8-K dated November 7, 1996 reported the dismissal of Hamsen, Barnett & Maxwell as the Company's certifying accountant and the appointment of Grant Thornton LLP. Neither Form 8-K included any financial statements.

     (c)  EXHIBITS

     The following documents are included as exhibits to this report.

    EXHIBITS   EXHIBIT DESCRIPTION                           PAGE OR LOCATION
    --------   -------------------                           ----------------
      3.1      Articles of Amendment                      *
      3.2      By-laws                                    **
      3.3      Certificate of Designation - Series C
               Preferred Stock
      3.4      Certificate of Increase to the Certificate
               of Designation - Series C Preferred Stock
      3.5      Certificate of Designation - Series D
               Preferred Stock
      3.6      Certificate of Correction to Certificate
               of Designation - Series D Preferred Stock
      3.7      Certificate of Designation - Series E
               Preferred Stock
      3.8      Certificate of Designation - Series F
               Preferred Stock
      3.9      Certificate of Designation - Series G
               Preferred Stock

     10.3      Employment Agreement - David Mock          *
     11.1      Computation of Earnings per Share
     21.1      Subsidiaries of the Registrant             *
     24.1      Consent of Hansen Barnett & Maxwell
     24.2      Consent of Grant Thornton LLP

     * Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994

     ** Incorporated by reference to the Company's Registration Statement, File No. 33-33136-D

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INNOVUS CORPORATION

Dated: April 14, 1997                       By   /s/  TERRY R. HAAS
                                              -------------------------------
                                              Terry R. Haas, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                DATE
---------                       -----                                ----

/s/ Terry R. Haas               Chief Executive Officer         April 14, 1997
----------------------------    President and Director
Terry R. Haas


/s/ David Mock                  Chairman and Director           April 14, 1997
----------------------------    Principal Financial Officer
David Mock

/s/ Gary F. Wall                Vice President-Finance          April 14, 1997
----------------------------    Controller, Principal
Gary F. Wall                    Accounting Officer

/s/ Brenda Lowe Cornell         Director                        April 14, 1997
----------------------------
Brenda Lowe Cornell

/s/ Kenneth M. Woolley          Director                        April 14, 1997
----------------------------
Kenneth M. Woolley

/s/ Michael DeBloois            Director                        April 14, 1997
----------------------------
Michael DeBloois

                                Director                        April __, 1997
----------------------------
Jay Misra

                                Director                        April __, 1997
----------------------------
Richard M. Cott

                      Innovus Corporation and Subsidiary

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

Report of Grant Thornton LLP, independent certified public
  accountants on the December 31, 1996 and 1995 financial statements       F-2

Report of Hansen, Barnett & Maxwell, independent certified public
  accountants on the December 31, 1994 financial statements                F-3

Consolidated financial statements:

  Consolidated Balance Sheets as of December 31, 1996 and 1995             F-4

  Consolidated Statements of Operations for the years ended
    December 31, 1996, 1995 and 1994                                       F-6

  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1996, 1995 and 1994                                 F-7

  Consolidated Statements of Cash Flows for the years ended December
    31, 1996, 1995 and 1994                                                F-8

  Notes to Consolidated Financial Statements                               F-9


All Financial Statement Schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or the Notes thereto.

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Innovus Corporation


We have audited the accompanying consolidated balance sheets of Innovus Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovus Corporation and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred substantial operating losses during the past three years. In addition, cash flows from operations has been negative for the past three years which has resulted in low levels of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             GRANT THORNTON LLP

Salt Lake City, Utah
March 7, 1997

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                         (801) 532-2200
    MEMBER OF AICPA DIVISION OF FIRMS                  Fax (801) 532-7944
            MEMBER OF SECPS                       345 East Broadway, Suite 200
MEMBER OF SUMMIT INTERNATIONAL ASSOCIATES        Salt Lake City, Utah 84111-2693



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors
  Innovus Corporation

We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit) and cash flows of Innovus Corporation and Subsidiary for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statement of operations, stockholders' equity (deficit) and cash flows referred to above present fairly, in all material respects, the operations and cash flows of Innovus Corporation and Subsidiary for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


                                          HANSEN BARNETT & MAXWELL

Salt Lake City, Utah
February 21, 1996

                        Innovus Corporation and Subsidiary

                            CONSOLIDATED BALANCE SHEETS

                                    December 31,

                                       ASSETS


                                                  1996           1995
                                                ----------    ----------
CURRENT ASSETS (Note E)
  Cash and cash equivalents                     $  886,122    $2,362,556
  Accounts receivable, net                         116,761        59,766
  Inventories                                       39,003             -
  Prepaid expenses                                 119,849        43,738
                                                ----------    ----------
    Total current assets                         1,161,735     2,466,060









PROPERTY AND EQUIPMENT, net                      1,341,175     1,363,101
  (Notes C and E)











OTHER ASSETS
  Software development costs, net
    (Notes D and E)                                809,824       886,153
  Other                                             30,442        34,816
                                                ----------    ----------


                                                $3,343,176    $4,750,130
                                                ----------    ----------
                                                ----------    ----------






      The accompanying notes are an integral part of these statements.

                    Innovus Corporation and Subsidiary

                                December 31,

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  1996           1995
                                              ------------    -----------
CURRENT LIABILITIES
  Accounts payable                            $    716,068    $   167,846
  Accrued compensation                             216,805        208,293
  Accrued liabilities                              126,022         30,715
  Current maturities of long-term debt
    (Note E)                                        28,477         48,067
  Current maturities of capital lease
    obligations (Note E)                            37,220         18,539
                                              ------------    -----------

      Total current liabilities                  1,124,592        473,460

LONG-TERM DEBT,
  less current maturities (Note E)                 671,564        682,096

CAPITAL LEASE OBLIGATIONS,
  less current maturities (Note E)                  56,991         40,689
                                              ------------    -----------

      Total liabilities                          1,853,147      1,196,245
                                              ------------    -----------

COMMITMENTS (Notes E, F, H, J, L and M)                  -              -

STOCKHOLDERS' EQUITY (Notes H, I, J, K, L and M)
  Preferred stock - $0.001 par value; 1,000,000
    shares authorized; 87,100 shares issued
    and outstanding in 1996                             87              -
  Common stock - $0.001 par value; 15,000,000
    shares authorized; 5,052,811 shares and
    4,691,037 shares issued and outstanding,
    respectively                                     5,053          4,691
  Additional paid-in capital                    14,996,682      9,255,355
  Deferred compensation                            (14,486)             -
  Accumulated deficit                          (13,497,307)    (5,706,161)
                                              ------------    -----------

      Total stockholders' equity                 1,490,029      3,553,885
                                              ------------    -----------

                                              $  3,343,176    $ 4,750,130
                                              ------------    -----------
                                              ------------    -----------






     The accompanying notes are an integral part of these statements.

                     Innovus Corporation and Subsidiary

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           Year ended December 31,


                                       1996           1995            1994
                                    -----------    -----------    -----------
Net sales                           $   597,567    $   189,380    $   193,848
                                    -----------    -----------    -----------

Costs and operating expenses
  Costs of products and
    services sold                       302,571        123,701        234,234
  Amortization of software
    development costs                   796,673        315,464              -
  Product development                 1,185,525      1,340,415        444,855
  Selling and marketing               3,988,987      1,417,396        425,403
  General and administrative
    (Note J)                          1,279,542        719,862        537,860
                                    -----------    -----------    -----------

                                      7,553,298      3,916,838      1,642,352
                                    -----------    -----------    -----------

     Operating loss                  (6,955,731)    (3,727,458)    (1,448,504)
                                    -----------    -----------    -----------

Other income (expense)
  Interest income                        35,195         86,349              -
  Interest expense for warrants
    issued with debt (Note E)          (773,350)             -              -
  Interest expense, other               (97,260)       (94,242)      (105,709)
                                    -----------    -----------    -----------

                                       (835,415)        (7,893)      (105,709)
                                    -----------    -----------    -----------

     NET LOSS                       $(7,791,146)   $(3,735,351)   $(1,554,213)
                                    -----------    -----------    -----------
                                    -----------    -----------    -----------

Loss per common share               $     (1.59)   $     (0.98)   $     (0.60)
                                    -----------    -----------    -----------
                                    -----------    -----------    -----------

Weighted number of shares of
  common stock used in per share
  calculation                         4,913,091      3,794,276      2,577,125
                                    -----------    -----------    -----------
                                    -----------    -----------    -----------











        The accompanying notes are an integral part of these statements.

                         Innovus Corporation and Subsidiary

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Year ended December 31, 1996, 1995 and 1994

                                       Preferred Stock      Common Stock      Additional
                                      ----------------   ------------------     Paid-In                 Accumulated
                                       Shares   Amount    Shares     Amount     Capital       Other       Deficit         Total
                                      --------  ------   ---------   ------   -----------   ---------   ------------   -----------
Balance at January 1, 1994                   -   $   -   2,470,625   $2,471   $   111,601   $       -   $   (416,597)  $  (302,525)
Issuance of common stock for cash            -       -     164,250      164       301,336           -              -       301,500
Net effect of merger with Tri-Nem
  subsidiary                                 -       -     205,000      205        (7,908)          -              -        (7,703)
Issuance of preferred stock for
   a note                               11,334      11           -        -       169,989    (170,000)             -             -
Issuance of preferred stock for
  cash, net of offering costs
  of $64,525                            52,666      53           -        -       685,672      39,750              -       725,475
Conversion of debt and liabilities           -       -      79,097       79       178,913           -              -       178,992
Net loss for the year                        -       -           -        -             -           -     (1,554,213)   (1,554,213)
                                      --------   -----   ---------   ------   -----------   ---------   ------------   -----------
Balance at December 31, 1994            64,000      64   2,918,972    2,919     1,439,603    (130,250)    (1,970,810)     (658,474)
Issuance of preferred stock for
  cash, net of offering costs of
  $17,923 and finders fees of
  $108,147                              56,000      56           -        -     1,049,874           -              -     1,049,930
Issuance of common stock for cash            -       -     163,833      164       571,586           -              -       571,750
Conversion of debt and accrued
  interest into common stock                 -       -      78,932       79       191,148           -              -       191,227
Conversion of preferred stock
  into common stock                   (120,000)   (120)    720,000      720          (600)          -              -             -
Issuance of common stock for
  cash in initial public offering,
  net of offering costs of
  $100,804 and finders fees of
  $222,090                                   -       -     692,000      692     5,904,414           -              -     5,905,106
Common stock issued upon
  exercise of stock options                  -       -     192,300      192        49,255           -              -        49,447
Surrendering of shares                       -       -     (75,000)     (75)           75           -              -             -
Collection of receivable from
  stockholders                               -       -           -        -             -     130,250              -       130,250
Compensation related to grant
  of stock options                           -       -           -        -        50,000           -              -        50,000
Net loss for the year                        -       -           -        -             -           -     (3,735,351)   (3,735,351)
                                      --------   -----   ---------   ------   -----------   ---------   ------------   -----------
Balance at December 31, 1995                 -       -   4,691,037    4,691     9,255,355           -     (5,706,161)    3,553,885
Deferred compensation from
  grant of stock options                     -       -           -        -        23,437     (23,437)             -             -
Exercise of stock warrants and
  options, including conversion of
  $18,452 of debt, net of stock
  surrendered                                -       -     361,774      362        95,088           -              -        95,450
Issuance of preferred stock in
  private placement offerings, net
  of offering costs of $376,727         87,100      87           -        -     3,958,186           -              -     3,958,273
Amortization of deferred
  compensation                               -       -           -        -             -       8,951              -         8,951
Issuance of warrants for debt
  and consulting expenses                    -       -           -        -     1,664,616           -              -     1,664,616
Net loss for the year                        -       -           -        -             -           -     (7,791,146)   (7,791,146)
                                      --------   -----   ---------   ------   -----------   ---------   ------------   -----------
Balance at December 31, 1996            87,100   $  87   5,052,811   $5,053   $14,996,682   $ (14,486)  $(13,497,307)  $ 1,490,029
                                      --------   -----   ---------   ------   -----------   ---------   ------------   -----------
                                      --------   -----   ---------   ------   -----------   ---------   ------------   -----------

       The accompanying notes are an integral part of these statements.

                     Innovus Corporation and Subsidiary

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Year ended December 31,

                                       1996           1995            1994
                                    -----------    -----------    -----------
Increase (decrease) in cash and
 cash equivalents
  Cash flows from operating
   activities
    Net loss                        $(7,791,146)   $(3,735,351)   $(1,554,213)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
      Depreciation and
       amortization                     972,310        433,487         63,765
      Expenses for issued warrants    1,032,276              -              -
      Changes in assets and
       liabilities
         Accounts receivable            (56,995)       (51,944)        33,126
         Inventories                    (39,003)        27,360         45,308
         Accounts payable and
          accrued expenses              652,041         75,993        131,038
         Other                          (31,186)        10,495         (4,582)
                                    -----------    -----------    -----------
           Net cash used in
            operating activities     (5,261,703)    (3,239,960)    (1,285,558)
                                    -----------    -----------    -----------
Cash flows from investing activities
  Acquisition of property and
   equipment                            (90,725)      (506,654)      (165,915)
  Proceeds from purchase of Tri-Nem           -              -            952
  Increase in software development
   costs                               (720,344)      (793,233)      (255,760)
                                    -----------    -----------    -----------
          Net cash used in
           investing activities        (811,069)    (1,299,887)      (420,723)
                                    -----------    -----------    -----------
Cash flows from financing activities
  Proceeds from borrowings            1,470,300              -      1,039,100
  Payments to reduce long-term debt
   and capital lease obligations     (1,075,430)    (1,146,068)      (110,678)
  Net proceeds from issuance of
   preferred and common stock         4,201,468      7,576,233      1,091,500
  Collection of receivable
   from stockholder                           -        130,250              -
                                    -----------    -----------    -----------
          Net cash provided by
           financing activities       4,596,338      6,560,415      2,019,922
                                    -----------    -----------    -----------
Net increase (decrease) in cash
 and cash equivalents                (1,476,434)     2,020,568        313,641

Cash and cash equivalents at
 beginning of year                    2,362,556        341,988         28,347
                                    -----------    -----------    -----------
Cash and cash equivalents at
 end of year                        $   886,122    $ 2,362,556    $   341,988
                                    -----------    -----------    -----------
                                    -----------    -----------    -----------

                Supplemental Cash Flow Information - Note K

      The accompanying notes are an integral part of these statements.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   1.  ORGANIZATION AND CONSOLIDATION

   Tri-Nem, Inc. (Tri-Nem), a Delaware corporation, was incorporated on December 21, 1988. Utah Info Connection, a Utah corporation (Utah Info), was incorporated on May 13, 1987. Utah Info changed its name to Innovus Multimedia, Inc. (Innovus) in January 1994.

   On September 6, 1994, the shareholders of Tri-Nem and Innovus approved an agreement and plan of reorganization whereby a newly-formed, wholly-owned subsidiary of Tri-Nem was merged into Innovus and the Innovus shareholders exchanged each of their shares of Innovus common stock for 2.95 shares of the common stock of Tri-Nem. Accordingly, Tri-Nem issued 2,514,875 shares of its common stock in exchange for all of the outstanding shares of Innovus common stock. There were 205,000 shares of Tri-Nem common stock outstanding prior to the reorganization, after restatement for a 1-for-10 reverse stock split.

   The reorganization was accounted for as a recapitalization of Innovus and the issuance by Innovus of 205,000 shares of common stock for the assets and liabilities of Tri-Nem. Those limited assets and liabilities were recorded under the purchase method of accounting at their historical cost which approximated fair value. The accompanying financial statements include the operations of Innovus for all periods presented with the operations of Tri-Nem included from the date of the recapitalization. The operations of Tri-Nem were immaterial prior to the recapitalization; accordingly, pro forma results of operations assuming the recapitalization had occurred January 1, 1994 are not presented. All intercompany accounts and transactions have been eliminated in consolidation. In connection with the recapitalization, Tri-Nem's name was changed to Innovus Corporation.

   2.  BUSINESS ACTIVITY

   Innovus Corporation and its wholly-owned subsidiary, Innovus Multimedia, Inc. are collectively referred to herein as the Company. The Company is a provider of software development tools designed for building modifiable media-intensive business information management systems. These tools provide links to company databases through open data base connectivity and object linking and embedding technology. Prior to 1996, a significant portion of all the Company's sales were for multimedia interactive kiosk systems (kiosk systems). The systems were primarily sold to United States government agencies. The Company no longer sells or supports kiosk systems.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    3.  CASH AND CASH EQUIVALENTS

   The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less when purchased to be cash equivalents. The Company has entered into a sweep account arrangement whereby excess funds are invested in U.S. Government obligations on a daily basis. Those investments are considered cash equivalents. The Company maintains cash and cash equivalents at several financial institutions. Amounts at each institution are insured by the FDIC up to $100,000. Uninsured balances aggregate approximately $900,000 at December 31, 1996 ($2,300,000 in 1995).

   4.   INVENTORIES

   Inventories consist of packaged software products and individual component units awaiting assembly as packaged software. Inventory is valued at the lower of cost or market with cost being determined using the first-in, first-out method.

   5.   DEPRECIATION AND AMORTIZATION

   Property and equipment are reported at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases are amortized over the shorter of the lives of the respective leases or over the service lives of the asset. The straight-line method of depreciation is followed for financial reporting purposes and accelerated methods are used for income tax purposes.

   6.   SOFTWARE DEVELOPMENT COSTS

   Costs incurred in creating computer software products are charged to operations as research and development expense prior to the development of a detailed program design or a working model. After the detailed program design or working model has been established, costs of producing product masters are capitalized as software development costs.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   6.  SOFTWARE DEVELOPMENT COSTS - CONTINUED

   Costs of maintenance and customer support are recognized as expense when the related revenue is recognized or when those costs are incurred, whichever occurs first. Amortization of capitalized costs relating to each software product begins when that product is released for sale to customers. Amortization is computed using the greater of (a) the ratio that current revenues from the software bear to current and estimated future revenues from the software or (b) the straight-line method over the remaining estimated economic life of the software, which is presently estimated to be from one to two years. Unamortized costs are carried at the lower of cost or net realizable value. In management's opinion, the net realizable value of future sales exceeds the carrying value of unamortized software development costs.

   7.  INCOME TAXES

   The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

   8.  COMMON STOCK

   During March 1995, the Company completed a reverse split of its common stock on a 1-for-2 basis. The accompanying financial statements have been restated to reflect this stock split for all periods presented.

   9.  LOSS PER SHARE

   Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Convertible debt, convertible preferred stock and outstanding common stock warrants and options were excluded from the weighted average number of shares of common stock as they would decrease loss per share.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   10.  REVENUE RECOGNITION

   The Company recognizes revenues on the majority of its product sales and services at the time of product delivery or the rendering of services. Occasionally, the Company enters into long-term contracts under which services are delivered over the term of the contract. Revenue under long-term contracts is recognized on the percentage-of-completion method.

   11.  PRODUCT DEVELOPMENT EXPENSE

   Product development expense includes all expenses related to future releases and enhancements of products, including research, development, porting of software to new operating systems and platforms, documentation and development of training programs, less allowable capitalized software development costs. Research and development costs incurred under contracts with others are recognized as cost of products and services sold as incurred.

   12.  USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. An estimate which is subject to significant accounting sensitivity and which is affected by expected future gross revenues is the realization of capitalized software development costs. Management believes the estimates used in determining the carrying value of capitalized software development costs as of the respective balance sheet dates are reasonable.

   13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair value of financial instruments is not presented because, in management's opinion, there is no material difference between carrying amounts and estimated fair values of financial instruments as presented in the accompanying consolidated balance sheets.

   14.  RECLASSIFICATIONS - NOT MATERIAL

   Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation. The reclassifications are not material.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE B - REALIZATION OF ASSETS

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses during recent years, which has resulted in an accumulated deficit of $13,497,307 as of December 31, 1996. The Company has used the proceeds from issuance of stock and from debt financing to fund its recurring losses. Given the losses and the lack of operating working capital, it is not presently known whether the Company can continue to satisfy its obligations in the future.

   In view of these matters, realization of a major portion of the assets in the accompanying balance sheet at December 31, 1996 is dependent upon continued operation of the Company and the Company's ability to meet its financial requirements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue.

   Management believes that the Company will be able to obtain the necessary financial resources to meet its financial obligations in the future through operations and through equity financing.


NOTE C - PROPERTY AND EQUIPMENT

   Property and equipment and estimated useful lives consist of the following:

                                    Years        1996           1995
                                    -----     ----------     ----------
   Building                            40     $  422,231     $  422,231
   Computer and office equipment      5-7        907,499        791,113
   Furniture and fixtures             5-7        115,859         92,460
                                              ----------     ----------

                                               1,445,589      1,305,804
   Less accumulated depreciation
    and amortization                            (478,845)      (317,134)
                                              ----------     ----------

                                                 966,744        988,670
   Land                                          374,431        374,431
                                              ----------     ----------

                                              $1,341,175     $1,363,101
                                              ----------     ----------
                                              ----------     ----------

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE C - PROPERTY AND EQUIPMENT - CONTINUED

   Depreciation expense, including amortization expense related to equipment recorded under capital leases, was $166,686, $118,023 and $63,765 for the years ended December 31, 1996, 1995 and 1994, respectively. The gross amount of equipment recorded under capital leases at December 31, 1996 and 1995 was $119,083 and $62,747 respectively, with related accumulated amortization of $15,460 and $4,229 at December 31, 1996 and 1995, respectively.


NOTE D - SOFTWARE DEVELOPMENT COSTS

                                                 1996            1995
                                               ---------      ---------
   Balance at beginning of year                $ 886,153      $ 408,384
   Additions during year                         720,344        793,233
   Amortization                                 (796,673)      (315,464)
                                               ---------      ---------
   Balance at end of year                      $ 809,824      $ 886,153
                                               ---------      ---------
                                               ---------      ---------

   Accumulated amortization totaled $1,112,137 and $315,465 at December 31, 1996 and 1995, respectively.

NOTE E - LONG AND SHORT-TERM OBLIGATIONS

   1.  DEBT

   Long-term debt is summarized as follows:

                                                 1996            1995
                                               --------       ---------
   Note payable under a seller financed
    mortgage collateralized by building
    and land; payable in monthly payments
    of $5,658 which includes interest at
    8.5% through June 2000, at which time
    interest becomes variable, due June
    30, 2005 with a balloon payment of
    $558,190                                   $682,934        $692,543

   Notes payable under bridge financing
    agreements, net(A)                          (21,143)              -

   Promissory note payable to a finance
    company(B)                                   38,250          37,620
                                               --------       ---------

                                                700,041         730,163

   Less current maturities, net                  28,477          48,067
                                               --------       ---------

                                               $671,564        $682,096
                                               --------       ---------
                                               --------       ---------

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE E - LONG AND SHORT-TERM OBLIGATIONS - CONTINUED

   1.  DEBT - CONTINUED

   Aggregate gross maturities of debt are as follows:

          YEAR ENDING
          DECEMBER 31,
          ------------
             1997 (before unamortized fair value of warrants)    $   494,620
             1998                                                     11,463
             1999                                                     12,476
             2000                                                     13,579
             2001                                                     14,779
          Thereafter                                                 619,267
                                                                  ----------
                                                                   1,166,184

          Unamortized fair value of warrants                         466,143
                                                                  ----------

                                                                  $  700,041
                                                                  ----------
                                                                  ----------

   (A) In September 1996, the Company entered into bridge financing agreements, which authorized the Company to borrow up to $625,000, from certain unrelated and related parties and stockholders. The agreements bear interest at prime plus 1% in addition to the amortization of the warrants' fair value (Note J), resulting in an effective interest rate of 704% at December 31, 1996. The agreements are subordinate to the security interest of the bank, as explained below in Note E2, in substantially all of the assets of Company. The payments are due July 1997. Under the terms of the agreements, if the Company repays any principal portion of the notes prior to March 31, 1997, the Company is entitled to reborrow such repayment amounts. If the holders of the notes decline to loan the Company the amounts requested, the holders of the notes forfeit the right to exercise one half of the detachable warrants they hold as discussed in Note J. The financing was accomplished by issuing detachable warrants for the purchase of 312,500 shares of common stock with an exercise price of $5.50 per share. The estimated fair value of the warrants on the date of grant approximated $1,239,000. This amount is being amortized as interest expense over the life of the agreements. The unamortized portion at December 31, 1996 approximates $466,000 and is included as an offset to the related debt in the 1996 balance sheet. At December 31, 1996, the Company has drawn $445,000, when not including the $466,000 offset, under these financing agreements of which $345,000 was from unrelated lenders and $100,000 was from an officer and director of the Company.

   (B) The Company purchases Directors and Officers insurance which is financed by the insurance company over a period of eight months beginning in each December.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE E - LONG AND SHORT-TERM OBLIGATIONS - CONTINUED

   2.  LINE OF CREDIT

   In May 1996, the Company entered into a line of credit agreement with a bank with a revolving line of $500,000, with an additional $1,000,000 available subject to qualifying collateral. Interest is computed at prime plus 1.5% (9.75% at December 31, 1996), payable monthly, with maturity in May 1997 and is collateralized by substantially all of the Company's assets, including its inventory, accounts receivable and technology. The Company issued warrants for the bank to purchase 4,688 shares of common stock in connection with the agreement. The agreement contains certain restrictive covenants including, but not limited to, a requirement that the Company declare no dividends while the line is outstanding. At December 31, 1996, the Company had no amounts outstanding on the line.

   3.  CAPITAL LEASES

   The Company has equipment under capital lease obligations. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

          YEAR ENDING
          DECEMBER 31,
          ------------
             1997                                            $ 48,546
             1998                                              43,300
             1999                                              18,990
          Thereafter                                                -
                                                             --------

          Total minimum lease payments                        110,836
          Less amount representing interest                    16,625
                                                             --------

          Present value of net minimum lease payments          94,211
          Less current portion                                 37,220
                                                             --------

                                                             $ 56,991
                                                             --------
                                                             --------

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE F - 401(K) PROFIT SHARING PLAN

   The Company maintains a compensation plan pursuant to Section 401(k) of the Internal Revenue Code (the Plan). Participation in the Plan is available to all employees 21 years of age and older. The Company may, at its option, make contributions to the Plan equal to a percentage of voluntary contributions made by participants or it may make a contribution equal to a percentage of the salary of all participants. The Company made no contributions to the Plan during 1996, 1995 and 1994.

NOTE G - INCOME TAXES

   The major components of the net deferred tax asset as of December 31, 1996 and 1995 were as follows:

                                              1996              1995
                                           -----------      -----------
      Depreciation                         $   (56,679)     $   (36,670)
      Software development costs               719,857          512,744
      Accrued expenses                          56,399           67,912
      Deferred compensation                     19,501           19,501
      Operating loss carry forwards          4,561,166        1,650,692
      Valuation allowance                   (5,300,244)      (2,214,179)
                                           -----------      -----------
      Net deferred tax asset               $         -      $         -
                                           -----------      -----------
                                           -----------      -----------

   The net change in the valuation allowance was $3,086,065, $1,436,355 and $600,518 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company had operating loss carry forwards at December 31, 1996 of $11,695,298 which expire in the years 2005 through 2011 if unused. Under federal tax law, certain potential changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carry forwards.

   The components of the provision for income taxes were immaterial for all periods presented. The following is a reconciliation of the income tax at the federal statutory tax rate of 34% with the provision for income taxes for the years ended December 31, 1996, 1995 and 1994:

                                             1996         1995          1994
                                         -----------   -----------   ----------
   Income tax benefit at statutory rate  $(2,648,990)  $(1,270,019)  $(528,398)
   Current operating loss not recognized   2,466,255       830,554     490,114
   Change in deferred tax asset
    valuation allowance                      167,654       421,653      33,313
   Nondeductible expenses                     15,081        17,812       4,971
                                         -----------   -----------   ----------
   Provision for income taxes            $         -   $         -   $       -
                                         -----------   -----------   ----------
                                         -----------   -----------   ----------

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE H - PREFERRED STOCK

   There are 1,000,000 shares of preferred stock, par value $0.001 per share, authorized of which 120,000 shares have been designated Series A preferred stock with no shares outstanding. In addition, 55,000 shares have been designated Series C preferred stock, 20,100 shares have been designated Series D preferred stock and 12,000 shares have been designated as Series E preferred stock. The designated Series C, D and E shares are all outstanding.

   The Series C, D and E preferred stock have a stated value of $50 per share. The holders of the Series C, D and E preferred stock are entitled to dividends computed at an annual rate of 5% of the stated value, or $2.50 per share per annum. The dividends are cumulative and are payable at the time of conversion or redemption (unless earlier declared and paid) in cash or shares of common stock. The preferred stockholders have no voting rights and a liquidation preference equal to the stated value of the preferred stock plus accrued but unpaid dividends.

   In 1996, the Company issued in private placement offerings 55,000 shares of Series C convertible preferred stock for $2,750,000 and 12,000 shares of Series E convertible preferred stock for $600,000. Total offering costs were $165,442 which resulted in net proceeds of $3,184,558. Including the conversion of the 20,100 shares of Series D preferred stock, as discussed in
   Note I, the Company issued a total of 87,100 shares of preferred stock for net proceeds of $4,124,470 after offering costs of $210,530.

   The Series C preferred stock is convertible into shares of common stock at the option of the preferred stockholders commencing December 17, 1996. The Company may call for conversion of the preferred stock into common stock after September 30, 1997 if a registration statement has been declared effective. The conversion ratio shall be the issue price of $50 divided by the lesser of $5.45 per share or 75% of the average per share market value of the common stock for five trading days immediately preceding the conversion date.

   The Series D preferred shares have a liquidation preference which is senior to the common stock but junior to the Series C preferred. The holders of the Series D preferred shares may convert into shares of common stock at the rate of one common share for each $4 originally invested, or approximately
   12.5 common shares per share of Series D preferred stock. The Company is entitled to require conversion of the Series D preferred stock after one year from the original issuance date.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE H - PREFERRED STOCK - CONTINUED

   The Series E preferred stock is convertible into shares of common stock at the option of the preferred stockholders any time after March 31, 1997. The Company may call for conversion of the preferred stock into common stock after March 31, 1998 if a registration statement has been declared effective. The conversion ratio shall be $3.50 per share. Subsequent to year end, the Series E preferred stock was converted into Series G preferred stock as explained in Note M.

NOTE I - COMMON STOCK

   During 1996, common stock purchase warrants and options were exercised resulting in the Company issuing 305,974 shares of common stock for cash proceeds of $95,450, plus the cancellation of debt owed to an option holder in the amount of $18,452 relating to the exercise of options of 72,644 shares. Included in these proceeds was the conversion of $18,452 of notes payable as payment upon the exercise of options for 72,644 shares.

   In June 1996, the Company issued 134,000 shares of common stock for $985,000 less offering costs of $45,088 for net proceeds of $939,912. In connection with the Series C preferred stock private placement offering discussed above, the holder of these 134,000 shares of common stock converted them into 20,100 shares of Series D convertible preferred stock.

   In October 1996, options for 107,500 shares of common stock were exercised for $27,305, which was paid by a principal shareholder surrendering 18,200 shares of common stock valued at approximately $1.50 per share. This shareholder also surrendered 33,500 shares of common stock for which the Company made no payment.

NOTE J - STOCK OPTIONS AND WARRANTS

   In August 1994, the Company adopted the Omnibus Stock Option Plan (the
   Plan), which authorized incentive and non-qualified stock options to be granted to employees of the Company. Reserved for issuance under the Plan are 1,327,500 shares of common stock. The Company may also grant other non-qualified options and warrants outside of the plan. Incentive stock options must be granted with an exercise price at least equal to the market value of the common stock on the date of grant unless otherwise approved by the Company's Board of Directors. The options generally become exercisable over a period of three years. In the event of a dissolution or liquidation of the Company, any options outstanding under the Plan will terminate.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE J - STOCK OPTIONS AND WARRANTS - CONTINUED

   1.  NON-QUALIFIED OPTIONS AND WARRANTS

   1994 GRANTS: During 1994, the Company authorized and granted 591,334 warrants and 505,113 stock options with rights to acquire a total of 1,096,447 shares of common stock to key employees, officers and directors. Vesting of these warrants and options range from the date they were granted up to three years. The exercise prices were greater than the market value of the common stock on each of the dates granted.

   Included in the 1,096,447 options and warrants above were warrants authorizing the holders to purchase 443,834 shares of common stock during 1994 in connection with the issuance of $630,500 of notes payable to related parties. These warrants were exercisable for a period of three years from the date of issuance and were exercisable at a price based on 60% of the price of a future public offering of the common stock. However, warrants relating to the purchase of 428,119 shares of common stock (issued in connection with $580,500 of notes payable to related parties) were canceled when options to purchase 443,238 shares of common stock were granted. At December 31, 1994, warrants relating to the remaining $50,000 of promissory notes were outstanding and exercisable. In February 1995, the remaining warrants for 15,715 shares of common stock were exercised at $1.75 per share. The exercise price was paid by the conversion of the associated debt and accrued interest into common stock.

   Also included in the 1,096,447 options and warrants above were warrants to purchase 147,500 shares of common stock in connection with a consulting agreement. The warrants are exercisable at $0.25 per share, which was greater than the market value of the common stock on the date granted. Of these warrants, 73,750 were exercised in July 1995.

   1995 GRANTS: During 1995, the Company authorized and granted 400,000 warrants and 25,000 stock options for a total of 425,000 shares of common stock. The warrants were granted in connection with a consulting agreement and were exercisable at $7 per share, which was greater than the market value of the common stock on the date granted. The warrants became exercisable in February 1995 and expire on February 15, 1998 if not exercised. In September 1996, the warrants were repriced to the quoted market value of the underlying stock of $5 per share.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE J - STOCK OPTIONS AND WARRANTS - CONTINUED

   1.  NON-QUALIFIED OPTIONS AND WARRANTS - CONTINUED

   The stock options for 25,000 shares were granted in connection with the signing of a letter of commitment for future employment by a prospective key employee. In March 1996, additional options were granted for another 75,000 shares in connection with the inception of the employment. All 100,000 options are exercisable at $7.50 per share. The options vest immediately for those granted in December 1995 with the options granted in March 1996 vesting over three years. Compensation relating to these options was $50,000 for the options granted in December 1995 and was recognized as an expense in 1995. Compensation relating to the options granted in March 1996 was $23,437 which has been deferred and is being recognized over the vesting period.

   1996 GRANTS: During 1996, the Company authorized and granted 417,188 warrants and 325,000 stock options (inclusive of the stock options for 75,000 shares discussed above) for the right to acquire a total of 742,188 shares of common stock. Included were warrants for 312,500 shares of common stock which were issued in connection with the issuance of $625,000 of notes to related parties and other lenders. The warrants are exercisable at $5.50 per share which was the market value of the common stock on the date the warrants were issued. The warrants are exercisable through September 2002; however, warrants for 156,250 shares are exercisable only if the lenders allow the Company to reborrow through March 31, 1997, any amounts that the Company prepays under the terms of the notes as explained in Note E.

   Warrants for 100,000 shares of common stock were issued to individuals for consulting services. The estimated fair value of the warrants on the dates of grant approximated $425,000. Of this amount, approximately $167,000 was netted against the proceeds received on the issuance of preferred stock during 1996. The remaining $258,000 was recorded as an general and administrative expense in the 1996 statement of operations. The warrants are exercisable at prices ranging from $4.25 to $5.75 per share and are exercisable through November 2001.

   Warrants for 4,688 shares of common stock were issued in connection with the line of credit discussed in Note E. The warrants are exercisable at $8 per share and were exercisable on date of grant and expire in May 2001.

   Options for 250,000 shares of common stock were granted to the president and two outside directors. These options were repriced in September 1996 from $8 per share to the quoted market value of $5 on the date repriced.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE J - STOCK OPTIONS AND WARRANTS - CONTINUED

   1.  NON-QUALIFIED OPTIONS AND WARRANTS - CONTINUED

   The following is a summary of the activity relating to non-qualified warrants and options through December 31, 1996:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                  STOCK     EXERCISE      EXERCISE
                                      WARRANTS   OPTIONS      PRICE        PRICE
                                      --------   -------   ------------   --------
    Outstanding at January 1, 1994           -         -   $          -    $   -
       Granted                         591,334   505,113    0.25 - 3.50     0.31
       Exercised                             -         -              -        -
       Canceled or expired             428,119         -           0.25     0.25
                                       -------   -------
    Outstanding at December 31, 1994   163,215   505,113    0.25 - 3.50     0.40
       Granted                         400,000    25,000    7.00 - 7.50     7.03
       Exercised                        89,465   116,156    0.25 - 1.75     0.29
       Canceled or expired                   -         -              -        -
                                       -------   -------
    Outstanding at December 31, 1995   473,750   413,957    0.25 - 7.50     3.57
       Granted                         417,188   325,000    2.50 - 8.00     4.11
       Exercised                             -   253,332           0.25     0.25
       Canceled or expired                   -    73,750           0.25     0.25
                                       -------   -------
                                       -------   -------
    Outstanding at December 31, 1996   890,938   411,875    0.25 - 8.00     4.28
                                       -------   -------
                                       -------   -------
    Exercisable at December 31, 1996   528,438    62,500   $0.25 - 8.00    $4.28
                                       -------   -------
                                       -------   -------

   The following table summarizes information concerning non-qualified outstanding and exercisable stock options and warrants at December 31, 1996:

                  NON-QUALIFIED OPTIONS AND WARRANTS OUTSTANDING

                                       WEIGHTED-AVERAGE
                                           REMAINING
      RANGE OF             NUMBER      CONTRACTUAL LIFE   WEIGHTED-AVERAGE
   EXERCISE PRICES      OUTSTANDING         (YEARS)        EXERCISE PRICE
   ---------------      -----------    ----------------   ----------------
   $0.25 - $0.68           110,625           1.33          $0.40
   $2.25 - $2.50           181,250           5.37           2.47
   $4.25 - $5.75         1,006,250           4.13           5.02
       $8.00                 4,688           4.33           8.00
                         ---------
                         1,302,813
                         ---------
                         ---------

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE J - STOCK OPTIONS AND WARRANTS - CONTINUED

   1.  NON-QUALIFIED OPTIONS AND WARRANTS - CONTINUED

                NON-QUALIFIED OPTIONS AND WARRANTS EXERCISABLE

      RANGE OF           NUMBER         WEIGHTED-AVERAGE
   EXERCISE PRICES     EXERCISABLE       EXERCISE PRICE
   ---------------     -----------      ----------------
   $0.25 - $0.68          73,750              $0.25
   $2.25 - $2.50          12,500               2.25
   $4.25 - $5.75         500,000               4.89
       $8.00               4,688               8.00
                         -------
                         590,938
                         -------
                         -------

   2.  QUALIFIED OPTIONS

   During 1994, the Company granted options under the Plan which authorized the holders of the options to purchase 771,425 shares of common stock from $0.25 to $0.51 per share which was greater than the market value of the common stock on the dates granted. The options are exercisable over three years through August 1997.

   During 1995, the Company granted options under the Plan to purchase 653,112 shares of common stock with exercise prices equal to the market value of the common stock on the dates granted.

   During 1996, options for 198,500 shares were granted under the Plan which are exercisable through December 2001.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE J - STOCK OPTIONS AND WARRANTS - CONTINUED

   2.  QUALIFIED OPTIONS - CONTINUED

   The following is a summary of the activity relating to qualified options under the Plan, through December 31, 1996:
                                                                 WEIGHTED
                                                                  AVERAGE
                                        STOCK       EXERCISE     EXERCISE
                                       OPTIONS       PRICE        PRICE
                                       -------    ------------   --------
    Outstanding at January 1, 1994           -    $          -    $   -
       Granted                         771,425     0.25 - 0.51     0.36
       Exercised                             -               -        -
       Canceled or expired                   -               -        -
                                     ---------

       Outstanding at December 31,
        1994                           771,425     0.25 - 0.51     0.36
       Granted                         653,112     3.00 -10.25     4.56
       Exercised                         2,385            0.51     0.51
       Canceled or expired              52,156     0.51 - 3.00     1.85
                                     ---------

    Outstanding at December 31,
     1995                            1,369,996     0.25 -10.25     2.31
       Granted                         198,500     5.50 -13.00     6.23
       Exercised                       160,142     0.25 - 3.00     0.37
       Canceled or expired             614,063     0.25 -13.00     1.98
                                     ---------

    Outstanding at December 31,
     1996                              794,291     0.51 - 4.25     2.67
                                     ---------
                                     ---------
    Exercisable at December 31,
     1996                              260,973    $0.51 - 4.25    $1.67
                                     ---------
                                     ---------

   The following table summarizes information concerning qualified outstanding and exercisable stock options at December 31, 1996:

                            QUALIFIED OPTIONS OUTSTANDING

                                        WEIGHTED-AVERAGE
                                            REMAINING
         RANGE OF           NUMBER      CONTRACTUAL LIFE    WEIGHTED-AVERAGE
     EXERCISE PRICES     OUTSTANDING         (YEARS)         EXERCISE PRICE
     ---------------     -----------    -----------------   ----------------
          $0.51            224,641             1.92              $0.51
      $3.00 - $4.25        569,650             3.64               3.52
                           -------
                           794,291
                           -------
                           -------

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE J - STOCK OPTIONS AND WARRANTS - CONTINUED

   2.  QUALIFIED OPTIONS - CONTINUED

                           QUALIFIED OPTIONS EXERCISABLE
                         ---------------------------------
         RANGE OF           NUMBER        WEIGHTED-AVERAGE
      EXERCISE PRICES    EXERCISABLE       EXERCISE PRICE
      ---------------    -----------     -----------------
          $0.51            149,761            $0.51
       $3.00 - $4.25       111,212             3.24
                           -------
                           260,973
                           -------
                           -------

   3.  FAIR VALUE OF OPTIONS AND WARRANTS GRANTED AND PRO FORMA LOSS

   The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
   123). Therefore, the Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant dates consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                   1996            1995
                                               ------------    ------------
     Net loss                  As reported     $(7,791,146)    $(3,735,351)
                               Pro forma        (8,824,279)     (5,227,807)

     Loss per share            As reported           (1.59)          (0.98)
                               Pro forma             (1.80)          (1.38)

   These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation cost related to grants made before 1995. The fair value of these options and warrants were estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1996 and 1995: expected volatility of 67.17% and 65.89%, respectively; risk-free interest rate of 6.10%; and expected life of 4.2 years. The weighted average fair value of options and warrants granted was $3.88 and $2.49 in 1996 and 1995, respectively.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE J - STOCK OPTIONS AND WARRANTS - CONTINUED

   3.  FAIR VALUE OF OPTIONS AND WARRANTS GRANTED AND PRO FORMA LOSS -
       CONTINUED

   Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options and warrants have characteristics significantly different from those of traded options and warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and warrants and the resulting values are reasonable.


NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

   1.  NON-CASH STOCK AND PAYABLES ACTIVITIES

   In 1996, 72,644 shares of common stock were issued upon exercise of options for which the option holder canceled debt owed by the Company in the amount of $18,452.

   In 1995 and 1994, respectively, note holders voluntarily converted debt owed to them in the amount of $148,250 and $168,750 into 69,382 and 75,000 shares of common stock at an average of $2.14 and $2.25 per share. The conversion ratio was based on the fair value of common stock on the date of the conversion.

   During 1995, $42,975 of notes payable to an unrelated party were converted into 9,550 shares of common stock at $4.50 per share.

   During 1994, 11,334 shares of preferred stock were issued for a note in the amount of $170,000 of which $39,750 was settled by receiving services related to the issuance of preferred stock. Also during 1994, $10,242 of accrued expenses were converted into 4,097 shares of common stock at $2.50 per share.

   In 1995 and 1994, $15,619 and $15,602, respectively of accrued and unpaid interest was added to the principal amount of notes payable.

   During 1994 and in conjunction with the recapitalization described in Note A, 30,000 shares of common stock were issued to an individual as a finder's fee. The finder's fee was valued at $59,100 based on the fair value of the stock on the date issued of $2 per share, less $900 of cash paid by the finder.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION - CONTINUED

   2.  PROPERTY AND EQUIPMENT AND PAYABLES ACTIVITIES

   In 1995, the Company purchased the building it had previously leased in the amount of $796,663. $696,313 was financed by a note payable and the remaining $100,350 was paid in cash. Also during 1995, the Company leased office equipment in the amount of $47,408 which was financed by a capital lease. In addition, during 1995 the Company returned office equipment for payment of a $6,547 capital lease.

   In 1994, the Company acquired office equipment in the amount of $9,800, of which $8,820 was financed by a capital lease and the remaining $980 was paid in cash.

   During 1996, capital leases for computer and office equipment were executed for $56,336.

   3.  WARRANTS ISSUED WITH DEBT AND TO CONSULTANTS

   During 1996, the Company issued debt with detachable warrants. The unamortized portion of the costs of warrants of approximately $466,000 is shown as a reduction of the related debt.

   Also during 1996, warrants were issued to consultants who assisted in raising capital through the issuance of preferred stock. The estimated fair value of the warrants were offset against the proceeds received.

   4.  CASH PAID FOR INTEREST

   Cash flows from operating activities included interest paid of $91,038, $147,039 and $62,044 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE L - EMPLOYMENT AGREEMENT

   The Company has entered into an employment agreement expiring in 1999 with a key employee. The agreement is renewed automatically for an additional one-year unless either party gives written notice of non-renewal not less than ninety days prior to the expiration. The agreement provides for a base payment of $185,000 per year. The agreement also provides that the employee will receive stock options to purchase up to 100,000 shares of common stock, as explained in Note J, and can earn bonuses based upon performance.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE M - SUBSEQUENT EVENTS

   1.  ISSUANCE OF PREFERRED STOCK

   In February 1997, the Company designated 70,000 shares of preferred stock as Series F and issued 40,000 of such shares for $2,000,000.

   The Series F preferred stock is convertible from time to time by the holders thereof based upon the original purchase price of $50 per share, plus accrued dividends thereon, divided by $2 per share of common stock. Dividends on any Series F preferred stock converted during the first year following original issuance accrue at 10% per annum. Dividends on any Series F preferred stock which is converted following the first year following original issuance accrue at 15% per annum for the first year and 5% per annum thereafter. All dividends on the Series F preferred stock are payable, in cash or common stock, only at the time of conversion. If the market price for the common stock is not at least $3 per share on February 15, 1998, the conversion rate for all Series F preferred stock then still outstanding will be adjusted so that each preferred share (including accrued dividends) will be convertible into common stock having a market value equal to 150% of the original purchase price of $50.

   Also in February 1997, the Company designated 12,000 shares of preferred stock as Series G. This series will be issued only in exchange for shares for the Company's Series E preferred stock.

   The Series G preferred stock is convertible from time to time by the holders thereof based upon the original purchase price of $50 per share, plus accrued dividends thereon, divided by $2.25 per share of common stock. Dividends on any Series G preferred stock converted during the first year following original issuance accrue at 10% per annum. Dividends on any Series G preferred stock which is converted following the first year following original issuance accrue at 15% per annum for the first year and 5% per annum thereafter. All dividends on the Series G preferred stock are payable, in cash or common stock, only at the time of conversion.

                      Innovus Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE M - SUBSEQUENT EVENTS - CONTINUED

   2.  DOWNSIZING

   During January 1997, the Company effected a downsizing of its full-time staff, to less than 25 employees. In conjunction with this downsizing, the Company re-directed its focus to being a software developer and away from a service provider of custom programming. The customer programming work-in-process and backlog at the time of the downsizing is being completed by the ex-employees of the Company who have established an unrelated entity for that purpose.

   As a result of this downsizing, 49,527 shares of common stock were issued upon exercise of stock options for $25,160, by terminated employees. Additionally, 345,399 stock options held by terminated employees were forfeited.

   3.  CONVERSION OF PREFERRED STOCK

   Preferred stockholders converted 22,100 shares of Series C and 17,100 shares of Series D preferred stock into 835,049 shares of common stock in several transactions.

   4.  ISSUANCE OF OPTIONS

   During January 1997, the Company granted to an officer/director an option to purchase 200,000 common shares at $2.50 per share. The option vests 50% immediately, an additional 25% at the end of year one and the final 25% at the end of year two. The options expire in five years. The exercise price of $2.50 was the fair market value of the underlying stock on the date granted.

   5.  REPRICING OF WARRANTS

   The Company repriced certain warrants issued in connection with the bridge financing in 1996 from $5.50 per share to the market value of the underlying stock on the date of the repricing of $2.50 per share.