Form 10-Q
period 1997-03-31
INNOVUS CORP
filed 1997-05-15
CIK 859915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 1997

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      N/A      to      N/A

COMMISSION FILE NUMBER:  0-26790

INNOVUS CORPORATION
 (Exact name of registrant as specified in its charter)

DELAWARE                                     87-0461856
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)

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

           YES   X      NO

The number of common shares outstanding at May 13, 1997:   6,009,646




Innovus Corporation and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

        ASSETS

                                                    March 31,    December 31,
                                                         1997            1996

CURRENT ASSETS
  Cash and cash equivalents                  $      1,039,818   $     886,122
  Accounts receivable, net                            267,143         116,761
  Inventories                                         101,388          39,003
  Prepaid expenses                                     93,900         119,849

Total current assets                                1,502,249       1,161,735


PROPERTY AND EQUIPMENT, net                         1,304,457       1,341,175


OTHER ASSETS
  Software development costs, net                     742,558         809,824
  Other                                                18,871          30,442

                                                      761,429         840,266


TOTAL ASSETS                                     $  3,568,135     $ 3,343,176





See the accompanying notes to condensed consolidated financial statements.






Innovus Corporation and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,    December 31,
                                                         1997            1996

CURRENT LIABILITIES
  Accounts payable                              $     377,951    $    716,068
  Accrued compensation                                138,801         216,805
  Accrued liabilities                                 138,432         126,022
  Current maturities of long-term debt                285,617          28,477
  Current maturities of capital
    lease obligations                                  27,960          37,220

Total current liabilities                             968,761       1,124,592

LONG-TERM DEBT,
  less current maturities                             671,564         671,564

CAPITAL LEASE OBLIGATIONS,
  less current maturities                              56,991          56,991

Total liabilities                                   1,697,316       1,853,147

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value;
   1,000,000 shares authorized; 87,900
   and 87,100 shares issued and outstanding,
   respectively                                            88              87
Common stock - $0.001 par value;
   15,000,000 shares authorized; 5,882,252
   and 5,052,811  shares issued and
   outstanding,  respectively                           5,882           5,053
Additional paid-in capital                         16,888,017      14,996,682
Deferred compensation                                 (10,905)        (14,486)
Accumulated deficit                               (15,012,263)    (13,497,307)

Total stockholders' equity                           1,870,819      1,490,029

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $    3,568,135   $  3,343,176




See the accompanying notes to condensed consolidated financial statements.





Innovus Corporation and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                      For the Three Months
                                                          Ended March 31,
                                                         1997            1996

Net sales                                       $     273,474    $     56,462

Costs and operating expenses
  Costs of products and services sold                  93,578          19,023
  Amortization of software
    development costs                                 257,120          76,698
  Product development                                 241,017         364,839
  Selling and marketing                               569,329         904,512
  General and administrative                          226,780         206,778

                                                    1,387,824       1,571,850

Operating loss                                     (1,114,350)     (1,515,388)

Other income (expense)
  Interest income                                       8,320          17,283
  Other income                                          6,642             -
  Interest expense for warrants
    issued with debt                                 (349,607)            -
  Interest expense, other                             (34,856)        (22,747)

                                                     (369,501)         (5,464)

Net Loss                                           (1,483,851)     (1,520,852)

Dividends on preferred stock                         (115,242)            -

Loss Applicable to
    Common Shareholders                         $  (1,599,093)    $       -

Loss per common share                           $       (0.29)    $     (0.32)

Weighted number of shares of
   common stock used in per
   share calculation                                5,479,956       4,691,037




See the accompanying notes to condensed consolidated financial statements.





Innovus Corporation and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       For the Three Months
                                                           Ended March 31,
                                                         1997            1996

Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net loss                                    $  (1,483,851)   $ (1,520,852)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                 306,597         117,827
        Expenses for issued warrants                  349,607             -
        Changes in assets and liabilities:
          Accounts receivable                        (150,382)        (26,258)
          Inventories                                 (62,385)        (36,114)
          Accounts payable and
            accrued expenses                         (403,711)        192,870
          Other                                        39,320           8,480

          Net cash used in
            operating activities                   (1,404,805)     (1,264,047)

Cash flows from investing activities
  Acquisition of property and equipment               (10,978)        (49,893)
  Increase in software development costs             (189,854)       (184,794)

          Net cash used in
            investing activities                     (200,832)       (234,687)

Cash flows from financing activities
  Payments to reduce long-term debt
    and capital lease obligations                    (101,727)         (8,307)
  Net proceeds from issuance of preferred
    and common stock                                1,861,060             -

          Net cash provided by (used in)
            financing activities                    1,759,333          (8,307)

Net increase (decrease) in cash and
  cash equivalents                                    153,696      (1,507,041)

Cash and cash equivalents at
  beginning of year                                   886,122       2,362,556

Cash and cash equivalents at
  end of year                                  $    1,039,818    $    855,515



Supplemental Cash Flow Information:
  Interest paid                                $       28,205    $     23,009




See the accompanying notes to condensed consolidated financial statements.





(Unaudited)


NOTE A - INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, consisting of normal recurring adjustments except as disclosed herein for a fair presentation of financial position and the results of operations. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the remainder of 1997.

The accompanying unaudited financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-K, as of December 31, 1996.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives consist of the following:

                                                March 31,   December 31,
                                      Years          1997           1996

Building                                40    $   422,231     $  422,231
Computer and office
     equipment                          5-7       909,977        907,499
Furniture and fixtures                  5-7       115,859        115,859

                                                1,448,067      1,445,589

Less accumulated depreciation
  and amortization                               (518,041)      (478,845)

                                                  930,026        966,744
Land                                              374,431        374,431

                                           $    1,304,457   $  1,341,175


NOTE C - ISSUANCE OF PREFERRED STOCK

In February 1997, the Company designated 70,000 shares of preferred stock as Series F and issued 40,000 of such shares for $2,000,000.

The Series F preferred stock is convertible at a rate of $2 per common share. Dividends on any Series F preferred stock converted during the first year following original issuance accrue at 10% per annum. Dividends on any Series F preferred stock converted following the first year accrue at 15% per annum for the first year and 5% per annum thereafter. All dividends on the Series F preferred stock are payable in cash or common stock (at $2 per share) at the time of conversion. If the market price for the common stock is not at least $3 per share on February 15, 1998, the conversion rate for all Series F preferred stock then still outstanding will be adjusted so that each preferred share (including accrued dividends) will be convertible into common stock having a market value equal to 150% of the original purchase price of $50.

Also in February 1997, the Company designated 12,000 shares of preferred stock as Series G. This series will be issued only in exchange for shares for the Company's Series E preferred stock.

The Series G preferred stock is convertible at a rate of $2.25 per common share. Dividends on any Series G preferred stock converted during the first year following original issuance accrue at 10% per annum. Dividends on any Series G preferred stock converted following the first year accrue at 15% per annum for the first year and 5% per annum thereafter. All dividends on the series G preferred stock are payable in cash or common stock (at $2.25 per share) at the time of conversion.

NOTE D - CONVERSION OF PREFERRED STOCK

During the three months ended March 31, 1997, preferred stockholders converted 22,100 shares of Series C and 17,100 shares of Series D preferred stock into 707,622 shares of common stock in several transactions at an average price of $2.73 per share. Also, $31,105 in dividends associated with the Series C and Series D preferred stock were converted into 11,126 shares of common stock.

NOTE E - ISSUANCE OF OPTIONS

During January 1997, the Company granted to an officer/director an option to purchase 200,000 common shares at $2.50 per share. The option vests 50% immediately, an additional 25% at the end of year one and the final 25% at the end of year two. The options expire in five years. The exercise price $2.50 was the fair market value of the underlying stock on the date granted.

NOTE F - OTHER CAPITAL TRANSACTIONS

During February 1997, 49,527 shares of common stock were issued upon exercise of stock options for $25,160, by terminated employees. Additionally, 345,399 stock options held by terminated employees were forfeited.

NOTE G - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTLS OF OPERATIONS

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 1996 and the notes thereto found in the Company's Form 10-K.

Results of Operations

Initial sales of INNOVUS Multimedia to small value added resellers (VARs) and corporate information services departments began in late March, 1996.
In October, 1996 the Company announced an aggressive repricing and repositioning of the software to appeal to the individual desktop PC user.
As part of the repositioning, the Company broadened its product line to include two software tools (INNOVUS Multimedia v.2.21 Authoring and INNOVUS Multimedia v.2.21 Presentations), eight application template packages for specific applications, two computer based training (CBT) applications and two business oriented media packages. The products are sold through retail outlets such as Egghead Software and CompUSA. The products are being wholesaled by Tech Data, the second largest distributor of computer software and hardware in the world, and corporate resellers such as Software Spectrum, Software House International, Stream and ASAP Software Express.
The Company's products are also offered through mail order catalog companies such as MicroWarehouse, PC Connection and Tiger Direct. The Company has also established a site on the World Wide Web for direct sales of the software.

During the three months ended March 31, 1997, the Company had net sales of $273,474, compared to $56,462 for the comparable period of the prior year. Approximately two-thirds of the 1997 sales were generated by shrinkwrap software sales and the remainder from the sale of software bundled with customized content. Sales in the 1996 period included limited sales of shrinkwrap software to VARs, sales of the INNOVUS Multimedia software tool combined with customized service or content production and the balance was generated by training and related sales.

The costs of products and services sold in the three months ended March 31, 1997 were $93,578 or 34% of sales. During the comparable period of the prior year, such costs were $19,023 or 34% of sales.

Selling and marketing expenses decreased to $569,329 in the three months ended March 31, 1997 compared to $904,512 in 1996. The reduction in these expenses was made in conjunction with the Company's overall restructuring and downsizing. Although marketing expenses currently exceed revenue, the Company believes that continued aggressive marketing efforts are necessary as the Company promotes its positioning of INNOVUS Multimedia to the individual desktop PC user.

Following completion of the commerical version of the software, product development expenditures have continued for application templates to be used with the software tools and preparations for future updates to the software tools. For the quarter ended March 31, 1997, product development costs were $241,017, compared to $364,839 of such expenditures in the comparable quarter of 1996 when the software was being completed for commercial release. Certain software development costs are being capitalized. In the three months ended March 31, 1997 and 1996, $257,120 and $76,698 of capitalized software development costs were amortized, respectively.
The Company anticipates continued development costs for future versions of INNOVUS Multimedia, as well as the addition of application templates and applications providing users with additional products enhancing
INNOVUS Multimedia.

General and administrative expenses were $226,780 for the quarter ended March 31, 1997 compared to $206,778 in 1996. The resizing of the Company in the fourth quarter of 1996 and the first quarter of 1997 reduced general and administrative expenses from their prior levels.

The Company is deemed to have incurred $349,607 in interest expense during the quarter ended March 31, 1997 in connection with the repricing of warrants issued as part of bridge financing from affiliates and others. The warrants are exercisable at the fair market value of the underlying common stock at the date of re-pricing, but a value was assigned to the warrants using a modified Black-Scholes method. Exclusive of the deemed expense from the warrants, the Company incurred net interest expense for the three months ended March 31, 1997 of $26,536. Net interest expense for the comparable period in 1996 was $5,464.

The Company sustained a net loss of $1,483,851 for the first quarter of 1997 compared to a loss of $1,520,852 for the first quarter of 1996. On a per share basis, the net loss per common share for the three months ended March 31, 1997 was $0.29 compared to net loss per common share of $0.32 for the comparable period of the prior year. The weighted number of shares used in calculating the loss per common share does not include the potential issuance of common shares on conversion of outstanding preferred stock, as such conversion are considered anti-dilutive.

The losses incurred in the current quarter cannot be sustained over an extended period. Following the appointment of Terry Haas as President and CEO during the third quarter, the Company re-positioned its software in an attempt to increase sales and began reducing personnel and other non-marketing expenses to levels more closely aligned with sales levels.
In 1997, the Company further reduced expenses by ceasing sales of low margin services. While sales of shrinkwrap software continue to increase, management cannot predict with certainty when or if, the Company can become profitable.


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

Liquidity and Capital Resources

Following the commercial release of the software, the Company has been dedicating all available funds to INNOVUS Multimedia marketing and support. Marketing expenses have exceeded software revenue and the Company's liquid resources have been depleted as a result. The Company has obtained funds to support its operations from sales of its equity, including convertible preferred stock. At March 31, 1997, the Company had total current assets of $1,502,249 and working capital of $533,488. During the first quarter, the Company incurred a net loss of $1,483,851 and had negative cash flow from operations of $1,404,805. The Company anticipates that it will incur additional negative operating cash flow until such time as software sales increase substantially. The future rate of revenue generation cannot be predicted with accuracy at this stage of the Company's growth.

The Company cannot sustain its current rate of negative cash flows from operations and software development without additional sources of cash.
In the long term, needed cash must be generated by operations in order for the Company to sustain itself. During the first quarter, the Company raised $1,861,060 (after deduction of offering costs) primarily by issuing
preferred stock to institutional and accredited investors.   The preferred
stock was issued in various series, the terms of each of which vary. All series of preferred stock are preferred to the common stock in the event of liquidation of the Company. Each series of preferred stock is entitled to accrual of a dividend at the rate of 5% to 15% per annum, which is generally payable in stock at the time of conversion. Each series of preferred stock is convertible into common stock, either at a fixed price or a price tied to the market value of the common stock.

As of May 2, 1996 the Company obtained a line of credit from a commercial lending bank pursuant to a Loan and Security Agreement. At March 31, 1997, the Company had $0 outstanding to the Bank under the Agreement. The Agreement is now closed to new borrowings.

During 1996, the Company borrowed $1,470,300 from affiliates and other individuals. The balance owing at March 31, 1997 was $370,000. These amounts are secured by a second priority interest in substantially all assets of the Company. The loans bear interest at 9.25% per annum and are due July 30, 1997.

At March 31, 1997, the Company had long term liabilities of $671,564, consisting primarily of the mortgage on the Company's building and notes payable to related parties. The Company is considering offering the building for sale and relocating to leased premises. Although the Company will require additional funds to sustain operations, the Company did not have any other significant capital commitments at March 31, 1997.

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


PART II
Item 2 - Changes in Securities

        (b) The Company's Certificate of Incorporation authorizes 1,000,000 shares of Preferred Stock. The Board of Directors has the power to divide the Preferred Stock into series and to designate the relative rights and preferences of each series. The Board of Directors has designated 70,000 shares of the Preferred Stock as the Series F Convertible Preferred Stock and 12,000 shares as the Series G Convertible Preferred Stock.

The Series F Preferred Stock entitles the holder to cumulative dividends at the rate per share (as a percentage of the stated value of $50.00 per share) equal to ten percent (10%) per annum for any shares converted during the first year after issuance. The dividend on any Series F Preferred held for at least one year without conversion is increased to 15% per annum for the first year and reduced to 5% per annum thereafter. Dividends on the Series F Preferred are payable in cash or common stock at the time of conversion. The Series F Preferred is entitled to vote as a class with the common stock, on an as-converted basis, except on matters for which Delaware law requires class voting. Holders of shares of Series F Preferred stock are also entitled to convert to common stock at a conversion price equal to the $2.00 per share. If the market price of the common stock at February 15, 1998 is less than $3.00 per share, the conversion price for any Series F Preferred then outstanding will be adjusted so that each Series F Preferred share (including accumulated dividends) will be convertible into common stock having a market value of 150% of the original purchase price of $50.00 per Series F Preferred share, subject to certain limitations if the common stock has a market value below $1.00 per share.
The conversion rates are subject to additional adjustments in the event of recapitalization, stock splits or similar events. The Company is entitled to require a conversion or redemption of the Series F Preferred after March 31, 1998. In the event of a liquidation, dissolution or winding-up of the Company, the Series F Preferred has priority distribution rights senior to the common stock, but junior to the Series C and D Preferred Stock.

The Series G Preferred Stock entitles the holder to cumulative dividends at the rate per share (as a percentage of the stated value of $50.00 per share) equal to ten percent (10%) per annum for any shares converted during the first year after issuance. The dividend on any Series G Preferred held for at least one year without conversion is increased to 15% per annum for the first year and reduced to 5% per annum thereafter. Dividends on the Series G Preferred are payable in cash or common stock at the time of conversion. The Series G Preferred is not entitled to vote, except on matters for which Delaware law requires class voting. Holders of shares of Series G Preferred stock are also entitled to convert to common stock at a conversion price equal to $2.25 per share. The conversion rates are subject to additional adjustments in the event of recapitalization, stock splits or similar events. The Company is entitled to require a conversion or redemption of the Series G Preferred after March 31, 1998. In the event of a liquidation, dissolution or winding-up of the Company, the Series F Preferred has priority distribution rights senior to the common stock, but junior to the Series C and D Preferred Stock.

        (c) The following securities were issued by the Company during the quarter ended March 31, 1997 without registration under the Securities Act of 1933 (other than issuances pursuant to Regulation S):

        (i) In February, 1997 the Company issued 40,000 shares of Series F Preferred and warrants to purchase 200,000 shares of common stock. The warrants entitle the holders to purchase common stock at $4.00 per share for a period of one year from the original issue date.
        The terms of the Series F Preferred are described earlier in this Item. The Company received cash consideration of $1,800,000 for the Series F Preferred and warrants. The offering was made privately to five accredited investors (three funds affiliated with the Free Methodist Foundation, Ginsburg Surplus and Nation Wide Security Inc.). The offering was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506.

        (ii) In February, 1997, the Company issued 12,000 shares of its Series G Preferred for 12,000 previously outstanding shares of its Series E Preferred. The terms of the Series G Preferred are described above. The Company did not receive any consideration for the Series G Preferred other than the Series E Preferred.
        The offering was made to existing securities holders of the Company without the payment of commissions and is therefore exempt from registration pursuant to Section 3(a)(9) of the Act.

        (iii) During the quarter, the Company issued 718,748 shares of common stock upon conversion of 22,100 shares of Series C Preferred and 17,100 shares of Series D Preferred pursuant to the terms of such series of preferred stock. The offering was made to existing securities holders of the Company without the payment of commissions and is therefore exempt from registration pursuant to Section 3(a)(9) of the Act.

        (iv) In January, 1997, the Company granted Terry Haas an option to purchase up to 200,000 shares of common stock at $2.50 per share. The consideration for such issuance was Mr. Haas' continued employment. The offering was made privately to a single accredited investor and was therefore exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506.

        (v) During the quarter, the Company issued 49,527 shares of common stock on exercise of previously outstanding employee stock options. Total consideration received for the exercises was $25,160. The offering was made to a limited number of sophisticated persons without the payment of commissions and is therefore exempt from registration pursuant to Section 4(2) of the Act.


Item 6 - Exhibits and Reports on Form 8-K

        The Company filed a report on Form 8-K dated January 13, 1997 disclosing David Broadbent's resignation as a director.


SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVUS CORPORATION



 Date: May 14, 1997            By   /x/
                                    Terry Haas
                                    Chief Executive Officer


                               By   /x/
                                    David Mock
                                    Chief Financial Officer