Form 10-Q
period 1997-06-30
INNOVUS CORP
filed 1997-08-19
CIK 859915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 1997

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

           YES   X      NO

The number of common shares outstanding at June 30 1997:  6,031,291



                      Innovus Corporation and Subsidiary
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                                    June 30,     December 31,
                                                        1997             1996
                                                    --------          -------
CURRENT ASSETS
Cash and cash equivalents                     $       24,299  $       886,122
Accounts receivable, net                              26,499          116,761
Inventories                                          116,791           39,003
Prepaid expenses                                      36,115          119,849
                                                   ---------        ---------
Total current assets                                 203,704        1,161,735
                                                   ---------        ---------


PROPERTY AND EQUIPMENT, net                        1,262,789        1,341,175
                                                   ---------        ---------

OTHER ASSETS
Software development costs, net                    1,145,562          809,824
Other                                                 42,278           30,442
                                                   ---------        ---------
                                                   1,187,840          840,266
                                                   ---------        ---------

TOTAL ASSETS                               $       2,654,333        3,343,176
                                                   =========        =========

See the accompanying notes to condensed consolidated financial statements.




                     Innovus Corporation and Subsidiary
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,     December 31,
                                                        1997             1996
                                                   ---------        ---------
CURRENT LIABILITIES
Accounts payable                             $       650,811  $       716,068
Accrued compensation                                 107,604          216,805
Accrued liabilities                                    5,688          126,022
Current maturities of long-term debt                 188,763           28,477
Current maturities of capital lease obligations       39,200           37,220
                                                   ---------        ---------
Total current liabilities                            992,066        1,124,592
                                                   ---------        ---------
LONG-TERM DEBT,
less current maturities                              478,363          671,564

CAPITAL LEASE OBLIGATIONS,
less current maturities                               36,976           56,991
                                                   ---------        ---------
Total liabilities                                  1,507,405        1,853,147
                                                   ---------        ---------

COMMITMENTS - NOTE D


STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value; 1,000,000
shares authorized; 80,700 and 87,100
shares issued and outstanding, respectively               81               87
Common stock - $0.001 par value; 15,000,000
shares authorized; 6,031,291 and 5,052,811
shares issued and outstanding, respectively            6,031            5,053
Additional paid-in capital                        17,118,536       14,996,682
Deferred compensation                                 (8,301)         (14,486)
Accumulated deficit                              (15,969,419)     (13,497,307)
                                                  ----------       ----------
Total stockholders' equity                         1,146,928        1,490,029
                                                  ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    2,654,333    $   3,343,176
                                                  ==========        =========

See the accompanying notes to condensed consolidated financial statements.




                        Innovus Corporation and Subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                               For the Three Months        For the Six Months
                                     Ended June 30,            Ended June 30,
                               --------------------      --------------------
                                  1997         1996         1997         1996
                               -------      -------      -------      -------
Net sales                $       3,385   $  156,638   $  276,859   $  213,100

Costs and operating expenses
Costs of products and
     services sold               8,487       68,460      102,065       87,483
Amortization of software
    development costs          242,859      198,850      499,979      275,548
Product development                  -      277,690            -      642,529
Selling and marketing          410,939      898,415      980,268    1,802,927
General and administrative     370,021      261,403      596,801      468,181
                             ---------    ---------    ---------    ---------
                             1,032,306    1,704,818    2,179,113    3,276,668
                             ---------    ---------    ---------    ---------
        Operating loss      (1,028,921)  (1,548,180)  (1,902,254)  (3,063,568)
                             ---------    ---------    ---------    ---------

Other income (expense)
  Interest income                4,726        3,632       13,046       20,915
  Other income                   9,963            -       16,605            -
  Iterest expense for warrants
    issued with debt          (149,945)           -     (499,552)           -
  Interest expense, other      (24,335)     (20,911)     (59,191)     (43,658)
                             ---------    ---------    ---------    ---------
                              (159,591)     (17,279)    (529,092)     (22,743)
                             ---------    ---------    ---------    ---------

Net Loss                    (1,188,512)  (1,565,459)  (2,431,346)  (3,086,311)

Dividends on preferred
  stock                        (84,832)           -     (200,074)           -
                             ---------    ---------    ---------    ---------

Loss Applicable to
  Common Shareholders      $(1,273,344)  $        -  $(2,631,420) $         -
                             =========     ========    =========    =========
Loss per common share      $     (0.21)  $    (0.33) $     (0.46) $     (0.65)
                             =========     ========    =========    =========

Weighted number of shares of
  common stock used in per
  share calculation          6,007,021    4,790,349    5,744,255    4,740,693
                             =========     ========    =========    =========

See the accompanying notes to condensed consolidated financial statements.




                       Innovus Corporation and Subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                      For the Six Months
                                                         Ended June 30,
                                                   --------------------------
                                                        1997             1996
                                                   ---------        ---------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
  Net loss                                     $  (2,431,346)   $  (3,086,311)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
  Depreciation and amortization                      595,871          358,850
  Expenses for issued warrants                       278,552                -
  Changes in assets and liabilities:
    Accounts receivable                               90,262          (23,874)
    Inventories                                      (77,788)         (28,919)
    Prepaid expenses                                  83,734                -
    Accounts payable and accrued expenses           (328,533)         358,924
    Other                                             24,505          (19,169)
                                                   ---------        ---------

  Net cash used in operating activities           (1,764,743)      (2,440,499)
                                                   ---------        ---------

Cash flows from investing activities
  Acquisition of property and equipment              (13,921)         (54,695)
  Increase in software development costs            (835,717)        (380,233)
                                                   ---------        ---------

  Net cash used in investing activities             (849,638)        (434,928)
                                                   ---------        ---------

Cash flows from financing activities
  Proceeds from borrowings                           168,000          575,300
  Payments to reduce long-term debt
    and capital lease obligations                   (497,502)         (40,705)
  Net proceeds from issuance of preferred
    and common stock                               2,082,060            4,089
                                                   ---------        ---------

  Net cash provided by financing activities        1,752,558          538,684
                                                   ---------        ---------

Net decrease in cash and cash equivalents           (861,823)      (2,336,743)

Cash and cash equivalents at beginning of year       886,122        2,362,556
                                                   ---------        ---------

Cash and cash equivalents at end of period      $     24,299    $      25,813
                                                   =========        =========


Supplemental Cash Flow Information:
  Interest paid                                 $     63,338    $      36,386
                                                   =========        =========


See the accompanying notes to condensed consolidated financial statements.




                    Innovus Corporation and Subsidiary
           Notes to Condensed Consolidated Financial Statements
                            (Unaudited)


NOTE A - CONDENSED INTERIM FINANCIAL STATEMENTS

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


NOTE B - PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives consist of the following:

                                                    June 30,     December 31,
                                        Years           1997             1996
                                        -----      ---------        ---------
Building                                  40     $   422,231      $   422,231
Computer and office equipment            5-7         907,837          907,499
Furniture and fixtures                   5-7         115,859          115,859
                                                   ---------        ---------
                                                   1,445,927        1,445,589
Less accumulated depreciation and
      amortization                                  (557,569)        (478,845)
                                                   ---------        ---------
                                                     888,358          966,744
Land                                                 374,431          374,431
                                                   ---------        ---------
                                                 $ 1,262,789      $ 1,341,175
                                                   =========        =========


NOTE C - SOFTWARE DEVELOPMENT COSTS

In conjunction with the preparation of these financial statements, the Company has amended the Form 10-Q for the first quarter ended March 31, 1997 resulting from the capitalization of previously expensed product development costs to more accurately reflect the activities of the product development group of the Company. The changes to the condensed interim financial statements at March 31, 1997 are summarized as follows:


Software Development Costs:
                                                     Amended         Original
                                                   ---------        ---------

Balance at December 31, 1996                     $   809,824      $   809,824
  Additions during the first quarter                 430,871          189,854
                                                   ---------        ---------
                                                   1,240,695          999,678
  Less amortization                                 (257,120)        (257,120)

Balance at March 31, 1997                            983,575      $   742,558
  Additions during the second quarter                404,846        =========
                                                   ---------

                                                   1,388,421
  Less amortization                                 (242,859)
                                                   ---------

Balance at June 30, 1997                         $ 1,145,562
                                                   =========


Revised amounts for the items that changed on the Form 10-Q for the first quarter ended March 31, 1997, as a result of the correction are as follows:

                                                     Amended         Original
                                                   ---------        ---------

Assets
    Software development costs, net             $    983,575     $    742,558
    Total other assets                          $  1,002,446     $    761,429
    Total assets                                $  3,809,152     $  3,568,135

Stockholders' Equity
    Accumulated deficit                         $(14,771,246)    $(15,012,263)
    Total stockholders' equity                  $  2,111,836     $  1,870,819

Total liabilities and stockholders' equity      $  3,809,152     $  3,568,135

Statement of Operations
    Product development expense                 $          -     $    241,017
    Total costs and operating expenses          $  1,146,807     $  1,387,824
    Operating loss                              $   (873,333)    $ (1,114,350)
    Net loss                                    $ (1,242,834)    $ (1,483,851)
    Loss applicable to
      common shareholders                       $ (1,358,076)    $ (1,599,093)
    Loss per common share                       $      (0.25)    $      (0.29)

Statement of Cash Flows
    Net loss                                    $ (1,242,834)    $ (1,483,851)
    Net cash used in operating activities       $ (1,163,788)    $ (1,404,805)
    Increase in software development costs      $   (430,871)    $   (189,854)
    Net cash used in investing activities       $   (441,849)    $   (200,832)


NOTE D - SHORT-TERM OBLIGATIONS

In June 1997, the Company entered into bridge financing agreements, which authorized the Company to borrow up to $500,000, from certain unrelated and related parties and stockholders. The lenders shall receive, for each $1.00 loaned to the Company a warrant to purchase one share of common stock of the Company; provided that half of the warrants will not vest if the notes are prepaid within 45 days. The warrants will be exercisable at $3.00 per share. The warrants are exercisable over a three year exercise period.

The agreements bear interest at 10% in addition to the amortization of the warrants' fair value resulting in an effective interest rate of 132% at June 30, 1997. The agreements are subordinate to the security interest of the bank as discussed in the Company's financial statements for the year ended December 31, 1996, in substantially all of the assets of the Company. The notes are due September 1, 1997. The notes require prepayment if the Company receives at least $880,000 of additional equity investment.

The financing was accomplished by issuing detachable warrants for the purchase of 170,000 shares of common stock with an exercise price of $3.00 per share. The estimated fair value of the warrants on the date of grant approximated $221,000. This amount is being amortized as interest expense over the life of the agreements. The unamortized portion at June 30, 1997 was $187,591 and is included as an offset to the related debt in the June 30, 1997 balance sheet. At June 30, 1997 the Company had drawn $170,000, under these financing agreements of which $25,000 was from an unrelated lender and $145,000 was from an officer and director of the Company.

In July 1997, the Company borrowed an additional $235,000 under the bridge financing agreements from certain unrelated and related parties and stockholders. The estimated fair value of the warrants on the dates of grant approximated $305,500. This amount is being amortized as interest expense over the life of the agreements.


NOTE E - CONVERSION OF PREFERRED STOCK

During the three months ended June 30, 1997, preferred stockholders converted 5,700 shares of Series C and 1,500 shares of Series D preferred stock into 149,039 shares of common stock in several transactions at an average price of $2.42 per share. Also, $31,105 in dividends associated with the Series C and Series D preferred stock were converted into 3,867 shares of common stock.


NOTE F - STOCK WARRANTS

During June 1997, the Company authorized and granted 170,000 warrants for the right to acquire 170,000 shares of common stock which were issued in connection with the issuance of $170,000 of notes to a related party and another lender. The warrants are exercisable at $3.00 per share which was equal to or greater than the market value of the common stock on the date the warrants were issued. The warrants are exercisable for three years; however, warrants for 85,000 shares are exercisable only if the notes are not repaid within 45 days.

During July 1997, the Company authorized and granted another 235,000 warrants for the right to acquire 235,000 shares of common stock which were issued in connection with the issuance of $235,000 of notes as discussed in Note D. The warrants are exercisable at $3.00 per share which was equal to or greater than the market value of the common stock on the date the warrants were issued. The warrants are exercisable for three years; however, warrants for 117,500 shares are exercisable only if the notes are not repaid within 45 days.


NOTE E - EARNINGS PER SHARE

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

The Company has been engaged in the sale of multimedia authoring and presentation software, with related application templates and media packages. During the first quarter of the fiscal year, the Company experienced significant sales of its recently re-priced and re-positioned products through retail channels. Sales in the second quarter drastically declined, which the Company believes is primarily due to the Company's inability to aggressively promote the products and a market shift from authoring to internet-based software. Following the end of the second quarter, the Company reduced its personnel to bare minimums in order to conserve the Company's remaining resources. The Company is exploring alternative plans, including the potential sale or licensing of its existing products, development of a Year 2000 application, or additional partnering arrangements with database software vendors similar to the existing arrangement discussed in "Results of Operations" below. The success of any of such plans will depend on the Company's ability to obtain additional financing. There is no assurance that the Company will be able to obtain sufficient financing to remain in business or pursue an alternative business plan.

Results of Operations

During the six months ended June 30, 1997, the Company had net sales of $276,859, compared to $213,100 for the comparable period of the prior year. For the three months ended June 30, 1997, net sales were $3,385 compared to $156,638 for the comparable period of the prior year. The Company believes the decrease in second quarter sales is primarily the result of the Company's inability to finance aggressive promotion of the products, together with a market shift from authoring software generally to web-based software. The decline in sales was exacerbated by the elimination of the Company's services business in the first quarter and an unexpectedly high rate of product returns from retailers to the Company's distributors.

Sales of software for the second quarter were disappointing. The factors contributing to this include a high turnover of critical sales personnel at the time the Company was attempting to expand retail distribution to a large number of retail accounts, and the difficulty in attracting qualified replacement sales personnel. Due to constraints on the Company's financial resources, the Company was unable to demonstrate to retailers that it had the ability to conduct full scale retail merchandising and promotion. Despite significant retail sell-through, this resulted in retailers returning products to distributors to make room for more aggressively marketed products due to the high premium on shelf space in retail software outlets.

As described below, the Company is in the process of re-directing its marketing efforts to de-emphasize retail store distribution in favor of internet distribution, catalog sales and partnering arrangements. Any such redirection will be conditioned on the Company's ability to obtain sufficient additional capital. See "Liquidity and Capital Resources" below.

The costs of products and services sold in the three and six months ended June 30, 1997 were $8,487 and $102,065 respectively. During the comparable three and six months of the prior year, such costs were $68,460 and $87,483, respectively. Due to the low amount of net sales for the current quarter, comparison of the costs of sales between periods may not be meaningful.

Selling and marketing expenses were $410,939 for the three months ended
June 30, 1997, a decrease from $569,329 in the three months ended
March 31, 1997 and $898,415 in the three months ended June 30, 1996. The reduction in these expenses was made in conjunction with the Company's overall restructuring and downsizing. Even at the reduced level of these expenses, the Company believes that it does not have sufficient resources to continue marketing the software through traditional retail outlets. The alternatives which the Company is planning to implement include the following:

	(i) Completion and follow through of a partnering arrangement with IBM which is scheduled to result in IBM's distribution of approximately 30,000,000 copies of an evaluation version of INNOVUS software to users of IBM's DB2 database software. The Company will attempt to upgrade these evaluation copies to full licenses or sales of DB2 specific templates through direct mail follow-ons and customer support telephone up-selling. The Company believes that similar partnering arrangements may be available with other major database software vendors.

	(ii) Granting of limited source code licenses to software developers who can incorporate the interactive multimedia capabilities of INNOVUS into their existing products within specified vertical markets (e.g. existing computer based training applications which do not have the fully interactive capabilities of INNOVUS).

	(iii) Distribution through internet based vendors and catalogs serving software developers. By distributing current product versions at low cost to these serious users, the Company believes it can create demand for the next scheduled upgrade (INNOVUS Authoring 3.0).

Product development efforts during the six months ended June 30, 1997 included development towards planned version 3.0 of INNOVUS Authoring, development of a Kanji (Japanese) version and the commencement of localization efforts for German and other foreign language versions, as well as work towards new products. With the exception of version 3.0, this development is being curtailed until substantial additional resources are available. For the three and six months ended June 30, 1997 the Company did not incur any product development expense, although it did capitalize $404,846 and $835,717 of software development costs, respectively. The six month figure includes a restatement of the quarter ended March 31, 1997 to reclassify certain development costs upon re-examination of the work performed. In the three and six months ended June 30, 1997 $242,859 and $499,979 of capitalized software development costs were amortized, respectively, compared to $198,850 and $275,548 for the three and six months of the prior year.

General and administrative expenses were $370,021 and $596,801 for the three and six months ended June 30, 1997, respectively, compared to $261,403 and $468,181 in 1996. The primary increase in these expenses for the current quarter was an increased bad debt reserve of approximately $95,000 for accounts receivable from prior periods.

The Company is deemed to have incurred $149,945 and $499,552 in interest expense during the three and six months ended June 30, 1997 in connection with warrants issued as part of bridge financing from affiliates and others.

The Company sustained a net loss of $1,188,512 and $2,431,346 for the three and six months ended June 30, 1997 compared to net losses of $1,565,459 and $3,086,311 for the three and six months ended June 30, 1996.

As explained in "Liquidity and Capital Resources" below, the Company does not currently have the ability to sustain additional losses of this magnitude. The Company has substantially reduced its personnel and other expenses and, as described above, is pursuing less cost-intensive means of distributing its products. There can be no assurance that these reductions will be sufficient to sustain operations.

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

Liquidity and Capital Resources

At June 30, 1997 the Company had $24,299 of cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $788,362. Since June 1997 the Company has been relying upon short term borrowings from affiliates and others, as well as increases in accounts payable owed to vendors and a second mortgage on the Company's building, to provide the means to maintain minimal operations. Management of the Company has been actively seeking additional equity financing. As of the date of this report, the Company has not obtained needed equity financing nor has it obtained firm commitments therefor. Management believes that the market overhang caused by variable conversion features of certain series of the Company's preferred stock, coupled with the risks inherent in restructuring the Company's business, have discouraged new investment. Although management believes that the Company is likely to obtain new financing, the terms of the financing may be unfavorable to prior investors.

As a result of downsizing after the end of the quarter, the Company estimates that it is currently using approximately $75,000 more cash each month than is generated by operations. If the Company is successful in obtaining additional capital it will pursue the plan outlined above to market through database partners, internet vendors and catalogs. If these plans can be implemented, the Company may position itself to again attempt retail distribution in the future.

The Company has made plans to aggressively position its products as multimedia utilities, including the development of utilities for Windows NT and 95 that are based on JAVA for cross-platform functionality. The Company has also made plans to develop Year 2000 or other specific multi-media applications. All such plans are contingent on the Company obtaining at least $2,000,000 in additional capital and implementing its downsized marketing plan for the existing products.

If the Company cannot obtain additional capital, management will continue to pursue other means to continue in business. In such event, however, it is possible that the Company may have little alternative but to sell or liquidate its business operations or product line to satisfy its creditors.

During 1997, the Company borrowed $405,000 from affiliates and other individuals pursuant to bridge financing. The balance owing at June 30, 1997 was $170,000. These amounts are secured by a second priority interest in substantially all assets of the Company. The loans bear interest at 10% per annum. By their terms the loans are due September 1, 1997, but the Company believes it is likely that the affiliates will extend the loans for a short term if the Company is implementing a suitable business plan.

At June 30, 1997, the Company had long term liabilities of $478,363 consisting primarily of the mortgage on the Company's building. After the end of the quarter, the Company obtained a second mortgage on the building in the amount of $150,000. The Company is actively attempting to sell the building, however the Company does not expect to receive any significant sales proceeds after payment of the first and second mortgages.

The auditor's report on the Company's December 31, 1996 financial statements notes that the Company's substantial operating losses raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that additional financing will be available to the Company or that operating results will improve as management currently anticipates.



PART II
Item 2 - Changes in Securities

	(c) The following securities were issued by the Company during the quarter ended June 30, 1997 without registration under the Securities Act of 1933 (other than issuances pursuant to Regulation S):

	(i) During the quarter, the Company issued 149,039 shares of common stock upon conversion of 5,700 shares of Series C Preferred and 1,500 shares of Series D Preferred pursuant to the terms of such series of preferred stock. The offering was made to existing securities holders of the Company without the payment of commissions and is therefore exempt from registration pursuant to Section 3(a)(9) of the Act.

	(ii) During the quarter, the Company issued warrants to purchase up to 221,000 shares of common stock to an affiliate and an unaffiliated investor in connection with a bridge loan from such persons. The warrants are exercisable at $3.00 per share. Although the Company did not receive payment for the warrants other than the loan proceeds, the Company was deemed to have incurred additional interest expense of $149,945 as a result of the warrant issuance. The offering was made to a limited number of accredited persons without the payment of commissions and is therefore exempt from registration pursuant to Section 4(2) of the Act.


Item 6 - Exhibits and Reports on Form 8-K

Exhibit 27		Financial Data Schedule


SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVUS CORPORATION



 Date: August 19, 1997  By ________________________________
                            Terry Haas
                            Chief Executive Officer


                        By ________________________________
                            David Mock
                            Chief Financial Officer