Form 10-Q/A
period 1997-03-31
INNOVUS CORP
filed 1997-08-21
CIK 859915

FORM 10-Q/A
AMENDMENT #1


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
(Unaudited)

        ASSETS

                                                    March 31,    December 31,
                                                         1997            1996

CURRENT ASSETS
  Cash and cash equivalents                  $      1,039,818   $     886,122
  Accounts receivable, net                            267,143         116,761
  Inventories                                         101,388          39,003
  Prepaid expenses                                     93,900         119,849

Total current assets                                1,502,249       1,161,735


PROPERTY AND EQUIPMENT, net                         1,304,457       1,341,175


OTHER ASSETS
  Software development costs, net                     983,575         809,824
  Other                                                18,871          30,442

                                                    1,002,446         840,266


TOTAL ASSETS                                     $  3,809,152     $ 3,343,176





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

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value;
   1,000,000 shares authorized; 87,900
   and 87,100 shares issued and outstanding,
   respectively                                            88              87
Common stock - $0.001 par value;
   15,000,000 shares authorized; 5,882,252
   and 5,052,811  shares issued and
   outstanding,  respectively                           5,882           5,053
Additional paid-in capital                         16,888,017      14,996,682
Deferred compensation                                 (10,905)        (14,486)
Accumulated deficit                               (14,771,246)    (13,497,307)

Total stockholders' equity                           2,111,836      1,490,029

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $    3,809,152   $  3,343,176




See the accompanying notes to condensed consolidated financial statements.





Innovus Corporation and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                      For the Three Months
                                                          Ended March 31,
                                                         1997            1996

Net sales                                       $     273,474    $     56,462

Costs and operating expenses
  Costs of products and services sold                  93,578          19,023
  Amortization of software
    development costs                                 257,120          76,698
  Product development                                     -         364,839
  Selling and marketing                               569,329         904,512
  General and administrative                          226,780         206,778

                                                    1,146,807       1,571,850

Operating loss                                       (873,333)     (1,515,388)

Other income (expense)
  Interest income                                       8,320          17,283
  Other income                                          6,642             -
  Interest expense for warrants
    issued with debt                                 (349,607)            -
  Interest expense, other                             (34,856)        (22,747)

                                                     (369,501)         (5,464)

Net Loss                                           (1,242,834)     (1,520,852)

Dividends on preferred stock                         (115,242)            -

Loss Applicable to
    Common Shareholders                         $  (1,358,076)    $       -

Loss per common share                           $       (0.25)    $     (0.32)

Weighted number of shares of
   common stock used in per
   share calculation                                5,479,956       4,691,037




See the accompanying notes to condensed consolidated financial statements.





Innovus Corporation and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       For the Three Months
                                                           Ended March 31,
                                                         1997            1996

Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net loss                                    $  (1,242,834)   $ (1,520,852)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                 306,597         117,827
        Expenses for issued warrants                  349,607             -
        Changes in assets and liabilities:
          Accounts receivable                        (150,382)        (26,258)
          Inventories                                 (62,385)        (36,114)
          Accounts payable and
            accrued expenses                         (403,711)        192,870
          Other                                        39,320           8,480

          Net cash used in
            operating activities                   (1,163,788)     (1,264,047)

Cash flows from investing activities
  Acquisition of property and equipment               (10,978)        (49,893)
  Increase in software development costs             (430,871)       (184,794)

          Net cash used in
            investing activities                     (441,849)       (234,687)

Cash flows from financing activities
  Payments to reduce long-term debt
    and capital lease obligations                    (101,727)         (8,307)
  Net proceeds from issuance of preferred
    and common stock                                1,861,060             -

          Net cash provided by (used in)
            financing activities                    1,759,333          (8,307)

Net increase (decrease) in cash and
  cash equivalents                                    153,696      (1,507,041)

Cash and cash equivalents at
  beginning of year                                   886,122       2,362,556

Cash and cash equivalents at
  end of year                                  $    1,039,818    $    855,515



Supplemental Cash Flow Information:
  Interest paid                                $       28,205    $     23,009




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

NOTE H - SOFTWARE DEVELOPMENT COSTS

The Company has restated its financial statments for the quarter ended March 31, 1997 to capitalize previously expensed product development costs to more accurately reflect the activities of the product development group of the Company. The changes to the condensed interim financial statements at March 31, 1997 are summarized as follows:


Software Development Costs:
                                                  As Changed         Original
                                                   ---------        ---------

Balance at December 31, 1996                     $   809,824      $   809,824
  Additions during the first quarter                 430,871          189,854
                                                   ---------        ---------
                                                   1,240,695          999,678
  Less amortization                                 (257,120)        (257,120)

Balance at March 31, 1997                            983,575      $   742,558
                                                 $ =========        =========



The following is a summary of items which have changed:

                                                  As Changed         Original
                                                   ---------        ---------

Assets
    Software development costs, net             $    983,575     $    742,558
    Total other assets                          $  1,002,446     $    761,429
    Total assets                                $  3,809,152     $  3,568,135

Stockholders' Equity
    Accumulated deficit                         $(14,771,246)    $(15,012,263)
    Total stockholders' equity                  $  2,111,836     $  1,870,819

Total liabilities and stockholders' equity      $  3,809,152     $  3,568,135

Statement of Operations
    Product development expense                 $          -     $    241,017
    Total costs and operating expenses          $  1,146,807     $  1,387,824
    Operating loss                              $   (873,333)    $ (1,114,350)
    Net loss                                    $ (1,242,834)    $ (1,483,851)
    Loss applicable to
      common shareholders                       $ (1,358,076)    $ (1,599,093)
    Loss per common share                       $      (0.25)    $      (0.29)

Statement of Cash Flows
    Net loss                                    $ (1,242,834)    $ (1,483,851)
    Net cash used in operating activities       $ (1,163,788)    $ (1,404,805)
    Increase in software development costs      $   (430,871)    $   (189,854)
    Net cash used in investing activities       $   (441,849)    $   (200,832)



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

Following completion of the commerical version of the software, product development expenditures have continued for application templates to be used with the software tools and preparations for future updates to the software tools. For the quarter ended March 31, 1997, product development costs were $ - (none), compared to $364,839 of such expenditures in the comparable quarter of 1996 when the software was being completed for commercial release. Software development costs of $430,871 are being capitalized. See Note H of the notes to the financial statements.
In the three months ended March 31, 1997 and 1996, $257,120 and $76,698 of capitalized software development costs were amortized, respectively. The Company anticipates continued development costs for future versions of INNOVUS Multimedia, as well as the addition of application templates and applications providing users with additional products enhancing INNOVUS Multimedia.

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

The Company sustained a net loss of $1,242,834 for the first quarter of 1997 compared to a loss of $1,520,852 for the first quarter of 1996. On a per share basis, the net loss per common share for the three months ended March 31, 1997 was $0.25 compared to net loss per common share of $0.32 for the comparable period of the prior year. The weighted number of shares used in calculating the loss per common share does not include the potential issuance of common shares on conversion of outstanding preferred stock, as such conversion are considered anti-dilutive.

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

Liquidity and Capital Resources

Following the commercial release of the software, the Company has been dedicating all available funds to INNOVUS Multimedia marketing and support. Marketing expenses have exceeded software revenue and the Company's liquid resources have been depleted as a result. The Company has obtained funds to support its operations from sales of its equity, including convertible preferred stock. At March 31, 1997, the Company had total current assets of $1,502,249 and working capital of $533,488. During the first quarter, the Company incurred a net loss of $1,242,834 and had negative cash flow from operations of $1,163,788. The Company anticipates that it will incur additional negative operating cash flow until such time as software sales increase substantially. The future rate of revenue generation cannot be predicted with accuracy at this stage of the Company's growth.

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