Form 10-Q
period 1997-09-30
INNOVUS CORP
filed 1997-11-19
CIK 859915

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 1997

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

                        392 East 12300 South, Suite J
                             DRAPER, UTAH 84020
                  (Address of principal executive offices)

                              (801) 576-9333
                          (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES   X      NO

The number of common shares outstanding at September 30, 1997:  7,441,570



Innovus Corporation and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(naudited)

ASSETS

                                    September 30,     December 31,
                                             1997             1996
                                  ---------------     ------------
CURRENT ASSETS
Cash and cash equivalents          $       61,132    $     886,122
Accounts receivable, net                    5,370          116,761
Receivable from stockholders              140,000                -
Inventories                               106,418           39,003
Prepaid expenses                           23,189          119,849
                                        ---------        ---------
Total current assets                      336,109        1,161,735
                                        ---------        ---------

PROPERTY AND EQUIPMENT, net             1,157,897        1,341,175
                                        ---------        ---------

OTHER ASSETS
Software development costs, net         1,129,402          809,824
Other                                      25,702           30,442
                                        ---------        ---------
                                        1,155,104          840,266

                                        ---------        ---------
TOTAL ASSETS                        $   2,649,110     $  3,343,176
                                        =========        =========


See the accompanying notes to condensed consolidated financial statements.





Inovus Corporation and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                    September 30,     December 31,
                                             1997             1996
                                    -------------     ------------
CURRENT LIABILITIES
Accounts payable                  $       716,539     $    716,068
Accrued compensation                       27,213          216,805
Accrued liabilities                         5,050          126,022
Current maturities of long-term debt      159,223           28,477
Current maturities of capital
 lease obligations                         44,584           37,220
                                        ---------        ---------
Total current liabilities                 952,609        1,124,592
                                        ---------        ---------
LONG-TERM DEBT,
 less current maturities                  663,058          671,564

CAPITAL LEASE OBLIGATIONS,
 less current maturities                   22,139           56,991
                                        ---------        ---------
Total liabilities                       1,637,806        1,853,147
                                        ---------        ---------
COMMITMENTS - NOTE D

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value;
  1,000,000 shares authorized;78,658
  and 87,100 shares issued and
  outstanding, respectively                    79               87
Common stock - $0.001 par value;
  15,000,000 shares authorized;
  7,441,570 and 5,052,811 shares
  issued and outstanding, respectively      7,441            5,053
Additional paid-in capital             18,242,493       14,996,682
Deferred compensation                      (6,673)         (14,486)
Accumulated deficit                   (17,232,036)     (13,497,307)
                                       ----------       ----------
Total stockholders' equity              1,011,304        1,490,029
                                       ----------       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $    2,649,110    $   3,343,176
                                        =========        =========

See the accompanying notes to condensed consolidated financial statements.




Innovus Corporation and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                 For the Three Months      For the Nine Months
                                  Ended September 30,      Ended September 30,
                                  1997           1996         1997        1996
                              --------       --------     --------    --------
Net sales                   $   14,376   $    185,749  $   291,235  $  398,849

Costs and operating expenses
 Costs of products and
   services sold                22,090        103,904      124,155     191,387
 Amortization of software
   development costs           242,859        247,710      742,838     523,258
 Product development                 -        434,638            -   1,077,167
 Selling and marketing         179,735      1,110,786    1,160,003   2,913,713
 General and administrative    119,355        247,389      716,156     715,570
                               -------      ---------    ---------   ---------
                               564,039      2,144,427    2,743,152   5,421,095
                               -------      ---------    ---------   ---------
      Operating loss          (549,663)    (1,548,180)  (2,451,917) (5,022,246)

Other income (expense)
 Interest income                 1,255          2,204       14,301      23,119
 Other income                    9,363              -       25,968           -
 Interest expense for
   warrants issued with debt  (688,091)             -   (1,187,643)          -
 Interest expense, other       (30,550)       (27,009)     (89,741)    (70,667)
                               -------       --------    ---------    --------
      Other income (expense)  (708,023)       (24,805)  (1,237,115)    (47,548)
                             ---------      ---------    ---------   ---------
Net Loss                    (1,257,686)    (1,983,483   (3,689,032) (5,069,794)

Dividends on preferred stock   (84,602)             -     (284,676)          -
                             ---------      ---------    ---------   ---------
Loss Applicable to
  Common Shareholders     $ (1,342,288)    $        -  $(3,973,708)  $       -

Loss per common share     $      (0.22)    $    (0.39) $     (0.68)  $   (1.04)
                             ---------     ----------    ---------   ---------

Weighted number of shares of
  common stock used in per
  share calculation          6,051,861      5,084,831    5,847,842   4,856,243
                             =========      =========    =========   =========

See the accompanying notes to condensed consolidated financial statements.


Innovus Corporation and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                For the Nine Months
                                                Ended September  30,
                                               1997             1996
                                         -----------       ----------
Increase (decrease) in cash and
  cash equivalents
Cash flows from operating activities:
Net loss                               $ (3,689,032)     $ (5,069,794)
Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization             904,195           651,375
  Expenses for issued warrants            1,187,643                 -
  Changes in assets and liabilities:
  Accounts receivable                       111,391           (71,362)
  Inventories                               (67,415)          (23,908)
  Prepaid expenses                           96,660                 -
  Accounts payable and accrued expenses    (300,159)          693,466
  Other                                       4,740           (47,664)
                                          ---------         ---------
Net cash used in operating activities    (1,751,977)       (3,846,809)
                                          ---------         ---------

Cash flows from investing activities:
  Acquisition of property and equipment     (13,921)          (73,622)
  Disposition of property and equipment      43,656                 -
  Increase in software development costs (1,062,417)         (380,233)
                                          ---------           -------
Net cash used in investing activities    (1,032,682)         (453,855)
                                          ---------           -------

Cash flows from financing activities:
  Proceeds from borrowings                  618,000         1,423,775
  Payments to reduce long-term debt
    and capital lease obligations          (519,391)         (435,462)
  Net proceeds from issuance of preferred
    and common stock                      1,861,060           989,089
                                          ---------         ---------
  Net cash provided by
    financing activities                  1,959,669         1,977,402
                                          ---------         ---------

Net decrease in cash and cash equivalents  (824,990)       (2,323,262)

  Cash and cash equivalents at
    beginning of year                       886,122         2,362,556
                                           --------         ---------
Cash and cash equivalents
  at September 30                    $       61,132    $       39,294
                                           ========         =========
Supplemental Cash Flow Information:
  Interest paid                      $       80,479    $       61,830
                                             ======            ======

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

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. The reclassifications are not material.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives consist of the following:

                                       September 30,        December 31,
                               Years           1997                1996
                               -----      ---------          ----------
Building                        40      $   422,231      $      422,231
Computer and office equipment   5-7         792,029             907,499
Furniture and fixtures          5-7         115,859             115,859
                                          ---------           ---------
                                          1,330,119           1,445,589
Less accumulated depreciation
  and amortization                         (546,653)           (478,845)
                                          ---------           ---------
                                            783,466             966,744
Land                                        374,431             374,431
                                          ---------           ---------
                                  $       1,157,897      $    1,341,175
                                          =========           =========

NOTE C - SOFTWARE DEVELOPMENT COSTS

In conjunction with the preparation of the second quarter financial statements, the Company amended the Form 10-Q for the first quarter ended March 31, 1997 resulting from the capitalization of previously expensed product development costs to more accurately reflect the activities of the product development group of the Company. The changes to the condensed interim financial statements at March 31, 1997 and the additional activity since March 31, 1997 are summarized as follows:

Software Development Costs:
                                            Amended            Original
                                          ---------           ---------

Balance at December 31, 1996            $   809,824         $   809,824
  Additions during the first quarter        430,871             189,854
                                          ---------             -------
                                          1,240,695             999,678
  Less amortization                        (257,120)           (257,120)
                                          ---------            --------
Balance at March 31, 1997                   983,575         $   742,558
  Additions during the second quarter       404,846
                                          ---------
                                          1,388,421
  Less amortization                        (242,859)
                                          ---------
Balance at June 30, 1997                  1,145,562
  Additions during the third quarter        226,700
                                          ---------
                                          1,372,262
  Less amortization                        (242,860)
                                          ---------
Balance at September 30, 1997           $ 1,129,402
                                          =========

NOTE D - SHORT-TERM OBLIGATIONS

In June 1997, the Company entered into bridge financing agreements, which authorized the Company to borrow up to $500,000, from affiliates and others. The lenders received, for each $1.00 loaned to the Company a warrant to purchase one share of common stock of the Company; provided that half of the warrants would not vest if the notes were prepaid within 45 days. The warrants were initially exercisable at $3.00 per share and are exercisable over a three-year period.

The agreements bore interest at 10% in addition to the amortization of the warrants' fair value resulting in an effective interest rate of 132%. The agreements were subordinate to the security interest of the bank as discussed in the Company's financial statements for the year ended December 31, 1996, in substantially all of the assets of the Company.

In June and July, the Company borrowed $405,000 and issued 405,000 warrants under these bridge financing agreements, of which $170,000 was from unrelated lenders and $235,000 was from an officer and director of the Company. The estimated fair value of the warrants on the dates of grant approximated $526,500. This amount has been amortized as interest expense over the life of the agreements. Subsequent to the end of the quarter, the warrant holders agreed to cancel one-half of the warrants and the Company agreed to re-price the remaining warrants at $1.00 per share.

In August and September 1997, the Company borrowed another $65,000 from an officer and director of the Company. This amount was unsecured and was also surrendered to the Company in payment of certain stock subscriptions discussed below.

During the quarter, the Company received subscriptions for the sale of 1,220,000 shares of common stock and warrants to purchase up to 305,000 shares of common stock from an affiliate and others. The subscription price was $2.00 for each unit consisting of four shares of common stock and one warrant. The warrants are exercisable at $0.75 per share.

As of September 30, the Company had realized $470,000 relating to the stock subscriptions, of which $405,000 was from conversion of the outstanding bridge loans and $65,000 was from the conversion of the unsecured debt. The remaining $140,000 of the subscription proceeds, was received by the Company in cash subsequent to September 30.

In August 1997, the Company borrowed $150,000 against its interest in its building and land, in the form of a second mortgage. Interest was to be paid in the form of 150,000 warrants with an exercise price of $1.75 per share. The warrants are exercisable for three years. The estimated fair value of the warrants on the date of grant approximated $195,000. This amount has been amortized as interest expense over the life of the loan. This note was paid in full upon the sale of the building as discussed in Note H below.


NOTE E - CONVERSION OF PREFERRED STOCK

During the three months ended September 30, 1997, preferred stockholders converted 2,042 shares of Series C into a total of 190,279 shares of common stock in several transactions at an average price of $0.54 per share. The 190,279 shares above includes 8,830 shares which were issued upon conversion of $4,931 of dividends associated with the Series C preferred stock.

NOTE F - STOCK WARRANTS

During July 1997, the Company authorized and granted an additional 235,000
warrants relating to the bridge loans discussed in Note D above.   The
warrants were initially exercisable at $3.00 per share, which was equal to or greater than the market value of the common stock on the date the warrants were issued. Subsequent to September 30, the warrant holders agreed to cancel one-half of the warrants and the Company agreed to re-price the remaining warrants at $1.00 per share.

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

NOTE H - SUBSEQUENT EVENTS

In October 1997, the Company sold its interest in its corporate offices (building and land) for approximately $878,000 and was relieved of the first mortgage of approximately $675,000 and the second mortgage of $150,000. The balance of the proceeds went to pay closing costs. The Company realized no cash proceeds from the sale.

In conjunction with the sale of its corporate offices, the Company sold to the buyer its interest in certain telephony equipment for approximately $64,000 and was relieved of the related debt. The Company realized no cash proceeds from the sale of the telephony equipment.

In conjunction with the sale and related relief of debt of the telephony equipment, the Company anticipates the cancellation of a Letter of Credit granted by a bank to the financing institution of the telephony equipment. Upon the cancellation of the Letter of Credit, the bank has agreed to surrender its security interest in the assets of the Company, as discussed in the notes to the Company's financial statements for the year ended December 31, 1996.

At the time of the sale of the building, the Company entered into a short-term lease, at a cost of $500, with the buyer of the building to allow the Company to continue to occupy the building until the Company could complete the build-out of its new corporate offices. The Company relocated to its new corporate offices during the first week of November 1997.

The Company has entered into a six-month lease, beginning November 1997 for its new corporate offices of approximately 1,800 square feet. The monthly lease cost is approximately $1,800 per month.

NOTE I - NON-CASH ITEMS

During the nine months ended September 30, the Company has expensed a total of $1,187,643 as warrant interest expense.

In September 1997, bridge loans in the amount of $470,000 plus accrued interest have been surrendered to the Company in satisfaction of certain stock subscriptions discussed above.



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


Results of Operations

During the nine months ended September 30, 1997, the Company had net sales of $291,235, compared to $398,849 for the comparable period of the prior year. For the three months ended September 30, 1997, net sales were $14,376 compared to $185,749 for the comparable period of the prior year. As described in the Company's Form 10-Q for the second quarter ended
June 30, 1997, the Company believes the Company's inability to finance aggressive promotion of the products, together with a market shift from authoring software generally to web-based software, has drastically reduced sales of the Company's existing products. The decline in sales was exacerbated by the elimination of the Company's services business in the first quarter and an unexpectedly high rate of product returns from retailers to the Company's distributors in the second quarter due to lack of promotional support.

The Company expended most of its energy during the third quarter analyzing disappointing second quarter sales, formulating a new business plan and raising additional capital to maintain minimal operations. The Company did not have resources to promote its products. The Company believes that the minimal sales that did occur during the quarter were mainly the result of "word of mouth" referrals from prior users and demand from developers from catalog sales.

As described below, the Company is in the process of re-directing its marketing efforts to de-emphasize retail store distribution in favor of internet distribution, catalog sales and partnering arrangements. Any such redirection will be conditioned on the Company's ability to obtain sufficient additional capital. See "Liquidity and Capital Resources" below.

The costs of products and services sold in the three and nine months ended September 30, 1997 were $22,090 and $124,155 respectively. During the comparable three and nine month periods of the prior year, such costs were $103,904 and $191,387 respectively. Due to the low amount of net sales for the current quarter, comparison of the costs of sales between periods may not be meaningful.

Selling and marketing expenses were $179,735 for the three months ended September 30, 1997, a decrease from $410,939 in the three months ended June 30, 1997 and $1,110,786 in the three months ended September 30, 1996. The reduction in these expenses was made in conjunction with the Company's overall restructuring and downsizing. Even at the reduced level of these expenses, the Company believes that it does not have sufficient resources to continue marketing the software through broad-based traditional retail outlets. The alternatives, which the Company is planning to implement include the following:

	(i) Completion and follow through of a partnering arrangement with IBM which is scheduled to result in IBM's distribution of approximately 30,000,000 copies of an evaluation version of INNOVUS software to users of IBM's DB2 database software. IBM made a limited distribution of the disk in September, 1997, but has delayed the commencement of the year long, full-scale distribution to coincide with COMDEX in November, 1997. The Company will attempt to upgrade these evaluation copies to full licenses or sales of DB2 specific templates through direct mail follow-ons and customer support telephone up-selling. The Company believes that similar partnering arrangements may be available with other major database software vendors.

	(ii) Granting of limited source code licenses to software developers who can incorporate the interactive multimedia capabilities of INNOVUS into their application products within specified vertical markets (e.g. existing computer based training applications which do not have the fully interactive capabilities of INNOVUS).

	(iii) Distribution through internet based vendors and catalogs serving software developers. By distributing current product versions at low cost to these serious users, the Company believes it can create demand for the next scheduled upgrade (INNOVUS Multimedia 3.0).

	(iv) Acquisition from third parties of products falling into more readily defined market categories with synergies to the Company's existing products and expertise. The Company does not have any agreements for such a product acquisition at this time, and any such acquisition (even if completed for stock or other non-cash consideration) would likely require substantial additional capital.

Product development efforts other than development towards planned version 3.0 of INNOVUS Multimedia were curtailed during the quarter ended September 30, 1997. For the three and nine months ended September 30, 1997 the Company did not incur any product development expense, although it did capitalize $226,700 and $1,062,417 of software development costs, respectively. In the three and nine months ended September 30, 1997 $242,860 and $742,838 of capitalized software development costs were amortized, respectively, compared to $247,710 and $523,258 for the three and nine month period of the prior year.

General and administrative expenses were $119,355 and $716,156 for the three and nine months ended September 30, 1997, respectively, compared to $247,389 and $715,570 in 1996.

The Company is deemed to have incurred $688,091 and $1,187,643 in interest expense during the three and nine months ended September 30, 1997 in connection with warrants issued as part of bridge financing from affiliates and others and from the second mortgage.

The Company sustained a net loss of $1,257,686 and $3,689,032 for the three and nine months ended September 30, 1997 compared to net losses of $1,983,483 and $5,069,794 for the three and nine months ended
September 30, 1996.

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

Liquidity and Capital Resources

At September 30, 1997 the Company had $61,132 of cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $616,500. The Company has been relying upon short-term borrowings from affiliates and others, as well as increases in accounts payable owed to vendors and a second mortgage on the Company's building, to provide the means to maintain minimal operations. Approximately $470,000 of such short-term debt has been converted to equity and the second mortgage was repaid upon sale of the building. Management of the Company has been actively seeking additional equity financing. Other than the conversion of debt and subscriptions for approximately $140,000 of additional equity funded after the end of the quarter, as of the date of this report, the Company has not obtained needed equity financing nor has it obtained firm commitments therefor. Management believes that the market overhang caused by variable conversion features of certain series of the Company's preferred stock, coupled with the risks inherent in restructuring the Company's business, have discouraged new investment. Although management believes that the Company is likely to obtain new financing, the terms of the financing may be unfavorable to prior investors.

As a result of downsizing during the quarter and sale of the Company's building after the end of the quarter, the Company estimates that it is currently using approximately $20,000 more cash each month than is generated by operations. If the Company is successful in obtaining additional capital it will pursue the plan outlined above to market through database partners, internet vendors and catalogs. If these plans can be implemented, the Company may position itself to again attempt retail distribution in the future.

The Company has made plans to aggressively position its products as multimedia utilities, including the development of utilities for Windows
NT and 95 that are based on JAVA for cross-platform functionality. The Company has also made plans to develop Year 2000 or other application specific multi-media applications. All such plans are contingent on the Company obtaining at least $1,000,000 in additional capital and implementing its downsized marketing plan for the existing products.

If the Company cannot obtain additional capital, management will continue to pursue other means to continue in business. In such event, however, it is possible that the Company may have little alternative but to sell or liquidate its business operations or product line to satisfy its creditors.

During 1997, the Company borrowed $405,000 from affiliates and other individuals pursuant to bridge financing. These amounts were secured by a second priority interest in substantially all assets of the Company. In September, 1997 the holders of the bridge financing and the holders of an additional $65,000 of unsecured debt, agreed to convert the debt into common stock.

At September 30, 1997, the Company had long term liabilities of $663,058 consisting primarily of the mortgage and second mortgage on the Company's building. After the end of the quarter, the Company sold its building to a third party. The sales proceeds were sufficient to pay closing costs and the two mortgages.

The auditor's report on the Company's December 31, 1996 financial statements notes that the Company's substantial operating losses raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that additional financing will be available to the Company or that operating results will improve as management currently anticipates.

The Company's common stock is currently quoted on the NASDAQ SmallCap Market. The current maintenance criteria for the common stock to continue to qualify for NASDAQ quotation, include maintaining a $1.00 minimum bid price, $2,000,000 total assets and $1,000,000 net tangible assets. In August, 1997, NASDAQ approved new maintenance criteria, including a requirement of $2,000,000 net tangible assets or $35,000,000 market capitalization, which will be effective after a six-month transition period. If the market price does not increase over $1.00, or if the Company does not meet the new maintenance criteria when they become effective, the common stock will be delisted from NASDAQ.

In the event of delisting, trading, if any, in the Company's securities would be expected to be conducted in the over-the-counter market in what is commonly referred to as the "pink sheets" or the "Electronic Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. The loss of continued price quotations as provided by the NASDAQ System could also cause a decline in the price of the Common Stock, a loss of news coverage of the Company and difficulty in obtaining subsequent financing.


PART II
Item 2 - Changes in Securities

	(c) The following securities were issued by the Company during the quarter ended September 30, 1997 without registration under the Securities Act of 1933 (other than issuances pursuant to Regulation S):

	(i) During the quarter, the Company issued 190,279 which includes shares issued on conversion of dividends shares of common stock upon conversion of 2,042 shares of Series C Preferred pursuant to the terms of such series of preferred stock. The offering was made to existing securities holders of the Company without the payment of commissions and is therefore exempt from registration pursuant to
        Section 3(a)(9) of the Act.

	(ii) During the quarter, the Company issued warrants to purchase up to 235,000 shares of common stock to an affiliate and an unaffiliated investor in connection with a bridge loan from such persons. The warrants are exercisable at $3.00 per share. Although the Company did not receive payment for the warrants other than the loan proceeds, the Company was deemed to have incurred additional interest expense of $493,091 as a result of the warrant issuance. Subsequent to the end of the quarter, the warrant holders agreed to cancel one-half of the warrants and the Company agreed to re-price the remaining warrants at $1.00. The offering was made to a limited number of accredited persons without the payment of commissions and is therefore exempt from registration pursuant to Section 4(2) of the Act.

	(iii) During the quarter, the Company issued warrants to purchase up to 150,000 shares of common stock to a single accredited investor in exchange for reduced interest on a second mortgage loan to the Company. The loan was repaid upon the sale of the Company's building. The warrants are exercisable at $1.75 per share through September 1, 2000. The offering was made to a limited number of accredited persons without the payment of commissions and is therefore exempt from registration pursuant to Section 4(2) of the Act.

	(iv) During the quarter, the Company received subscriptions for the sale of 1,220,000 shares of common stock and warrants to purchase up to 305,000 shares of common stock from an affiliate and others. The subscription price was $2.00 for each unit consisting of four shares of common stock and one warrant. The warrants are exercisable at $.75 per share. In September, the Company received $470,000 on conversion of outstanding bridge loans and unsecured debt from an affiliate and others and subsequent to the end of the quarter, the Company received cash proceeds of such subscriptions in the amount of $140,000. The offering was made to a limited number of accredited persons without the payment of commissions and is therefore exempt from registration pursuant to Section 4(2) of the Act.


Item 6 - Exhibits and Reports on Form 8-K

Exhibit 27		Financial Data Schedule


SIGNATURES

   In accordance with the requirements of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INNOVUS CORPORATION



 Date: November 19, 1997     By /x/
                             David Mock
                             Chairman, Chief Financial Officer