Form 10KSB
period 1997-12-31
INNOVUS CORP
filed 1998-04-16
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB
                              ---------------------

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended  December 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________

                         Commission File Number 0-26790

                               INNOVUS CORPORATION
                               -------------------
           (Name of small business issuer as specified in its charter)

         Delaware                                      87-0461856
         --------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                           392 E. 12300 South, Suite J
                                Draper, UT 84020
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (801) 576-9333



Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 1997 were $317,653.

         As of April 13, 1998, 7,633,135 of the issuer's common shares were issued and outstanding, approximately 6,668,685 of which were held by non-affiliates. As of April 13, 1998, the aggregate market value of shares held by non-affiliates was approximately $2,300,696 based upon the closing bid and asked quotation on the OTC Bulletin Board.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the documents of the issuer listed below have been incorporated by reference into the indicated parts of the Form 10-KSB:

         Notice  of  Annual  Meeting  of   Shareholders   and  Proxy   Statement
         anticipated   to  be  filed   within  120   days  after  December   31,
         1997 . . . . . . . Part III, Items 9-12


               Transitional Small Business Disclosure Format:  Yes_____ No  X

                                     PART I

 ITEM 1.          BUSINESS
 -------          --------

         Innovus Corporation (the "Company") has been engaged in the sale of multimedia authoring and presentation software, INNOVUS Multimedia, with related templates and media packages.

         Sales of Innovus Multimedia and related products during 1997 were minimal, despite the Company's efforts to re-focus the target market and re-price the software. Due to lack of resources, the Company ceased active marketing of the software to the retail market channel at the end of the third quarter, and ceased substantially all other active marketing during the fourth quarter. The Company does not currently have the financial resources to actively market its software or to develop new software.

         Following the end of the fiscal year, the Company signed a letter of intent with Intermark Corporation ("Intermark"), a company engaged in electronic software distribution. If the terms of a definitive agreement can be negotiated, the letter of intent contemplates that the Company would acquire Intermark and Intermark's former shareholders and management would assume control of the Company. It is anticipated that Intermark would distribute the INNOVUS Multimedia software as well as third party software products. There is no assurance that the proposed transaction with Intermark will occur.

Company Strategy

         In the fourth quarter of 1996 Innovus management, in an effort to boost flat sales and to reposition the Innovus products outside of the professional authoring software niche, dramatically lowered the unit price of the software and re-targeted the technology to the business power user as well as the developer.

         New packaging, a new corporate image, and an advertising campaign designed to explain the benefits of multimedia authoring technology to the business professional began late in 1996. In addition to the multimedia developer, sales and marketing professionals with needs for high-powered presentations, and departmental users with the requirement of an affordable computer-based training tool were addressed.

         Initial retail placement was obtained in the first quarter of 1997 and sell-through was encouraging, with restocking orders occurring regularly into early second quarter. Broader penetration of the retail channel was slower than planned due in part to contractual disputes with a manufacturer's rep firm hired to accomplish this task.

         Continuing reductions in personnel were made throughout the fourth quarter of 1996 and the first quarter of 1997 as all non-essential functions were outsourced. All production, fulfillment, order entry, and call center operations were contracted to third party firms.

         In the second quarter of 1997 Innovus' largest retail customer returned to the distributor all inventory due to Innovus' inability to fund ongoing required advertising and merchandising programs.

         Concurrently,   Innovus   management   was   attempting  to  execute  a
two-pronged development strategy. It was believed that major changes in the fundamental design of the Innovus technology were necessary to achieve significant success in the rapidly changing authoring marketplace. A comprehensive and final version of its core product, Innovus Authoring, was under development. This version would result in a modular technology which could be configured into products in a variety of ways to suit a number of potential target markets. A line of multimedia utility software, which would allow customers of typical desktop business applications to successfully augment such applications with very easy to use yet powerful multimedia capabilities, was envisioned and slated for initial shipment in early fourth quarter, 1997. The ultimate goal was to replace the monolithic authoring software with a series of single purpose utility products priced in the $39 - $79 range. The second leg of the development strategy was to localize the existing authoring products for foreign markets such as Japan and Germany. Market data indicated that the low-end multimedia authoring market in Europe and Asia was growing at a significantly greater rate than that in the US.

         Localization contracts were secured, and a marketing program geared for an early fourth quarter re-launch of Innovus Authoring and Presentations, the launch of the first of the multimedia utility products, and the launch of the Japanese and German versions of Innovus Authoring was under way.

         The low level of sales meant that this initiative could not be financed from operations. Attempts to obtain the needed financial resources for this initiative were unsuccessful. In the third quarter the localization projects and the marketing program were halted. Further cuts in personnel and operating expenses were made resulting in the cessation of development activities. All of the key software engineers had left the Company as of the fourth quarter of 1997. All Innovus executives took significant cuts in salary at this time, or stopped receiving any compensation.

         A potentially significant marketing relationship with IBM, based on Innovus Authoring support of the IBM DB2 database product, was nullified by the inability of Innovus to deliver the required new version 3.0 of the Innovus Authoring product.

         Innovus management focused on the possibility of selling the technology or other assets of the Company to other software vendors, and had such discussions with several interested companies without conclusive results in 1997.


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

         Using the Company's products, anyone with basic Microsoft Windows skills can:

         o         Design the flow, layout, and timing of information.
         o Connect the project to existing databases or create new data sources, combine video, sound, graphics, and text, add quiz and survey questions, and incorporate other applications.
         o Deploy the project across a network or package it for a single workstation.
         o         Measure how and by whom the applications are being used.
         o         Maintain the system and update changing information.


Marketing and Sales

         During 1997, the Company refocused its sales activities to a channel support model. In 1997 Innovus sales shifted to wholesale distributors and retail customers who purchased from those distributors. International distribution  agreements  were  signed in  Korea,  Taiwan,  Australia  and Great
Britain.

         In early 1997 the Company utilized magazine, catalog and Internet advertising, as well as point of sale displays, to market its software. Other than limited catalog exposure, the Company is not currently actively marketing the software.


Customers and End Users

         Innovus sells primarily to wholesale distributors, although revenue is recognized only upon sell-through to end-user customers. During 1997, Tech Data was Innovus' largest customer, accounting for approximately 30% of sales, and no other distributor accounted for more than 10% of sales.


Competition

         The markets for the Company's products are highly competitive and are characterized by pressures to reduce prices, incorporate new features and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more aspects of the Company's products. Competitors could develop a product which competes with all aspects of the Company's products. Most current and potential competitors are larger, better established, and have greater financial resources than the Company. Such competitors may have the ability to more aggressively market and price their products than the Company. The Company has not been able to successfully compete in these markets and there is no assurance that the Company will be able to do so in the future.

         There are currently four categories of software products which compete with one or more significant aspects of the Company's software:

         Web page design tools such as Microsoft Front Page and Netscape Gold are strong media and text document managers and work well in extended network environments. The increasing power of these tools, and the increasingly widespread acceptance of web-based architecture, place them at a competitive advantage to the Company's software.

         Visual development environments such as Visual Basic, Delphi, and PowerBuilder are capable corporate tools which integrate well in network solutions. These are highly technical development tools generally requiring skilled programmers and protracted development schedules to create and maintain business applications. These products have limited native media support capability, but through the use of readily available components offer an alternative to Innovus technology.

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

         Management believes that desktop- or network-based software in these categories, such as the Company's software, are at a distinct competitive disadvantage to web-based software designed for deployment over the Internet or an intranet. Converting the Company's software to a web-based model would require extensive development beyond the Company's current financial capabilities.


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

Employees

         In addition to its Chairman and CEO, who are available on a part-time basis only, the Company had three full time employees as of April 9, 1998. Of the total employees, 2 are engaged in management and administration and 1 in sales and marketing. The Company believes its relationship with its employees to be good.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         In the fourth quarter of 1997, the Company sold the building in which its executive offices were previously located. The sale netted the Company enough to satisfy the first mortgage on the building and a $150,000 second mortgage placed on the building in 1997.

         The Company's executive offices are currently located in approximately 1800 square feet of office space rented from a third party in Draper, Utah, a suburb of Salt Lake City, Utah. The Company's rental agreement expires on April 30, 1998. The Company's monthly rent is $2,400. If the Intermark transaction is consummated, the Company anticipates relocating its executive offices to Intermark's facilities. If the Intermark transaction is not consummated and if the Company remains in business, the Company anticipates renting its current office space or comparable space on a month to month basis. See "Management's Discussion and Analysis or Plan of Operation".

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is a defendant in a number of collection actions filed by its creditors. The following litigation involves claims, exclusive of interest and costs, exceeding 10% of the Company's current assets at December 31, 1997:

         On September 20, 1997 Multiling International, Inc. filed a complaint against the Company in the Third Judicial District Court of Salt Lake County, Utah. The complaint alleges that the Company owes Multiling $30,432.77 plus interest and costs for services rendered. The company has filed an answer denying that amounts were owed or that services had been performed. The Company intends to vigorously defend this action.

         On November 26, 1997 Programmer's Paradise filed a complaint against Innovus in the Third Judicial District Court of Salt Lake County, Utah. The complaint alleged that Innovus owed Programmer's Paradise $15,887.80 plus interest and costs. On January 21, 1998, a judgement was entered against Innovus in the amount of $16,500.43. The plaintiff has informally agreed to accept product in full or partial satisfaction of the judgment, but no formal agreement to this effect has been entered into.

         On December 30, 1997 Tenneco Packaging filed a complaint against Innovus in the Third Judicial District Court of Salt Lake County, Utah. The complaint alleges that Innovus owes Tenneco $12,331.88 plus interest and costs. The Company has had preliminary settlement negotiations with the plaintiff. If no settlement can be reached, the Company will defend this action.

         On February 3, 1998 Blenheim Group USA, Inc. filed a Complaint against Innovus in the Municipal Court of the San Francisco Judicial District, State of California. The complaint alleges that Innovus owes $19,800 for exhibit space booked but not used in the 1997 PC Expo exhibition. The Company has had preliminary settlement negotiations with the plaintiff. If no settlement can be reached, the Company will defend this action.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of the calendar year ending December 31, 1997.


                                     PART II

ITEM 5.           MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

         From November, 1995 to November, 1997, the Company's Common Stock was listed on the Nasdaq SmallCap market. In November, 1997, the Company was de-listed from Nasdaq. The Common Stock is currently quoted on the OTC Bulletin Board.

         On April 13, 1998, the closing bid and asked quotations for the Common Stock on the OTC Bulletin Board were $0.31 and $0.38, respectively. As of April 13, 1998 there were 169 holders of record of the Common Stock. The following table reflects the high and low closing bid quotations reported by the OTC Bulletin Board subsequent to November, 1997, as well as high and low last sales prices reported by Nasdaq for prior periods. Such prices represent inter-dealer quotations, do not include markups, markdowns, or commissions and may not reflect actual transactions.


                                        High                     Low
                                        ----                     ---

Year Ending December 31, 1996
-----------------------------

January 1 to March 31, 1996             $10.75                  $7.50

April 1 to June 30, 1996                $13.75                  $9.38

July 1 to September 30, 1996            $11.50                  $5.13

October 1 to December 31, 1996           $6.25                  $3.25

Year Ending December 31, 1997
-----------------------------

January 1 to March 31, 1997              $4.50                  $2.25

April 1 to June 30, 1997                 $3.50                  $2.13

July 1 to September 30, 1997             $2.69                  $0.50

October 1 to December 31, 1997           $0.75                  $0.16


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

         Sale of Unregistered Shares

         During the fourth quarter of 1997, the Company issued the following shares without registration under the Securities Act of 1933:

         During the quarter, the Company issued approximately 184,100 common shares on conversion of previously outstanding Series C Preferred Stock. The shares were issued to a single accredited investor in exchange for outstanding securities of the Company. The Company believes such issuance was exempt pursuant to Sections 3(a)(9), 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The following Selected Financial Data should be read in conjunction with the financial statements and notes thereto bound elsewhere herein. The figures for 1997 are derived from financial statements which have not been audited, and are subject to adjustment upon audit.

                                                                      Year ended December 31
                                        -----------------------------------------------------------------------------
Statement of                                  1997                   1996                 1995                1994
------------                                  ----                   ----                 ----                ----
operations data
---------------

Revenues                                  $317,653               $597,567             $189,380            $193,848

Costs of products and
services sold                              238,810                302,571              123,701             234,234

Amortization                             1,142,838                796,673              315,464                  --

Product development                             --              1,185,525            1,340,415             444,855

Selling and marketing
expense                                  1,211,238              3,988,987            1,417,396             425,403

General and
administrative                             876,977              1,279,542              719,862             537,860

Net (loss)                             $(4,541,292)           $(7,791,146)         $(3,735,351)        $(1,554,213)

Net (loss) per share                        $(0.78)                $(1.59)              $(0.98)             $(0.60)



                                                                 At December 31
                                       -----------------------------------------------------------------------
Balance sheet data                           1997               1996               1995                1994
------------------                           ----               ----               ----                ----

Current assets                             $128,751         $1,161,735          $2,466,060           $387,370

Software development
costs                                       775,568            809,824             886,153            408,384

Current liabilities                         773,071          1,124,592             473,460          1,521,294

Long term liabilities (net)                  30,011            728,555             722,785            180,961

Stockholders' equity
(deficit)                                  $183,717         $1,490,029          $3,553,885          $(658,474)


General

         As of April 15, 1998, the extended filing deadline for this Form 10-KSB, the Company had not completed the audit of its financial statements for the year ended December 31, 1997. The financial statements filed with this Form 10-KSB have not been audited and omit substantially all footnote disclosure. The financial statements are subject to adjustments on audit (which management believes will consist of normally occurring adjustments and possible adjustments to capitalized software).

         The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The financial statements have been prepared on the basis of the Company being a going concern. The Company has had continued losses, and currently has a substantial accumulated deficit and lack of financial resources. There may be substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of such uncertainty.

Results of Operations

         Commencing in July 1993, Innovus began hiring additional staff and otherwise incurring additional expense to begin full scale software development. Sales of the first commercial version of the software through VARs began in the fourth quarter of 1995 and general commercial sales began in March, 1996. In November, 1996, the Company re-positioned its software towards individual business users, significantly lowering the price of the core software. Although this resulted in increased sales in the first quarter of 1997, sales declined precipitously though the year. In 1997 the Company issued various application templates and media collections. The Company also began development of the next planned major revision to its core software. Due to lagging sales and lack of resources, the Company ceased development and marketing activities in late 1997. Accordingly, results of operations for 1997 may not be directly comparable to prior periods when the software was being developed, and may not reflect be indicative of the results of future operations.

Year ended December 31, 1997 compared to year ended December 31, 1996

         Amounts stated for 1997 are derived from unaudited financial statements and are subject to adjustment. See the heading "General" in this Item.

         Net sales for 1997 were $317,653, 86% of which occurred in the first quarter. Net sales for 1996 were $597,567. 1996 sales include approximately $316,032 of sales from customized programming or content production. In 1997, the Company determined not to continue offering the customized programming or content production. Although some sales of INNOVUS Multimedia and related products continue ($24,418 in the fourth quarter of 1997) the Company does not expect significant sales unless the Company is able to aggressively promote the software. Even if the company were able to promote the software, the market shift to web-based software would likely restrict sales of the software unless large scale revisions were made. The large scale distribution of demonstration versions of the software to users of IBM's DB2 database software did not result in significant sales of software. The Company did not have the resources to complete development of the Version 3.0 software which would more fully integrate with DB2. In addition, the Company's website was incorrectly listed in the materials accompanying the demonstration software.

         As described under "Liquidity and Capital Resources" below, if the Company does not implement a new business plan to generate revenues or raise additional capital, the Company's viability as a going concern is in question. Other than the proposed agreement with Intermark, the Company does not currently have any plans which it believes are likely to generate significant revenue.

         The costs of products and services sold in the year ended December 31, 1997 was $238,810 or 75% of sales, compared to $302,571 or 51% of sales in 1996. The gross margins for 1997 and 1996 may not be directly comparable due to the change in the nature of the revenue stream and the build-up of staffing in 1997 in anticipation of increased sales.

         Selling and marketing expenses for 1997 were $1,211,238 compared to $3,988,987 in 1996. The decrease reflects exhaustion of the Company's resources available for marketing and the Company's decision in the third quarter to reduce marketing in unproductive channels. The Company is currently dependent on "word of mouth" referrals and catalog sales for its current minimal sales.

         Product development costs were $0 in 1997 compared to $1,185,525 in 1996. In the light of the low level of product sales, the Company stopped development on Version 3.0 of the software. In the year ended December 31, 1997, $1,142,838 of capitalized software development costs were amortized, compared to $796,673 of such expenses in 1996. The Company increased the amortization to reflect the lower expected future value of the software.

         General and administrative expenses were $876,977 for the year ended December 31, 1997 compared to $1,279,542 for 1996.

         The Company is deemed to have incurred $1,187,643 in 1997 in interest expense in connection with warrants issued as part of bridge financing from affiliates and others an din connection with the second mortgage. The Company had incurred $773,350 of similar expenses in 1996. The warrants are exercisable at the fair market value of the underlying common stock at the date of issuance, but a value was assigned to the warrants using a modified Black-Scholes method.

         The Company sustained a net loss of $4,541,292 in 1997. Although this is lower than the net loss of $7,791,146 for 1996, the company does not have the resources to sustain such a loss. The loss per common share was $0.78 and $1.59 for 1997 and 1996, respectively. The weighted number of shares used in calculating the loss per common share does not include the potential issuance of common shares on conversion of outstanding preferred stock, as such conversions are considered anti-dilutive.

         As explained in "Liquidity and Capital Resources" below, the Company does not have the ability to sustain additional losses, even at the reduced levels of the fourth quarter of 1997. There can be no assurance that the Company will be able to develop or implement a business plan which will allow it to continue as a going concern. If the Intermark transaction is consummated, which is less than certain, there is no assurance that the combined entity will be profitable or able to attract new capital. If the Intermark transaction is not consummated, the Company does have any firm plans to attract additional capital. In order to prepare this filing, in 1998 the Company privately issued debentures secured by substantially all of the assets of the Company. Without the Intermark transaction or an alternative business plan, the Company will not be able to pay the debentures when they come due.


Liquidity and Capital Resources

         At December 31, 1997 the Company had $91,690 of cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $673,479. The Company has been relying upon short-term borrowings from affiliates and others, as well as increases in accounts payable owed to vendors and a second mortgage on the Company's building, to provide the means to maintain minimal operations. Approximately $470,000 of such short-term debt has been converted to equity and the second mortgage was repaid upon sale of the building. Management's efforts to obtain additional equity financing have been unsuccessful. The company does not have any firm commitments for additional equity financing. Management believes that the market overhang caused by variable conversion features of certain series of the Company's preferred stock, coupled with the risks inherent in restructuring the Company's business, have discouraged new investment. Management does not believe that the Company will be able to obtain new financing unless the preferred stock structure is revised and a new business acquired.

         The Company estimates that it is currently using approximately $20,000 more cash each month than is generated by operations. Without additional financing, the Company does not foresee operations improving significantly enough to eliminate the negative cash flow.

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

         At December 31, 1997, the Company had long term liabilities of $30,011. This reflects the sale of the Company's building, relieving the Company from the first and second mortgages, as well as the sale of telephone equipment subject to a lease obligation.

         There is doubt whether the Company can continue as a going concern. There can be no assurance that additional financing will be available to the Company or that operating results will improve as management currently anticipates.

         The Company's common stock was de-listed from the NASDAQ SmallCap Market in November, 1997. The Company believes that its status as a non-Nasdaq company will further hamper the Company's ability to raise capital.

         The Company does not anticipate material expenditures to bring its accounting and financial systems into compliance with the "Year 2000" problem. The Company bases this assessment on the relative age of its systems and the small number of transactions it conducts. The Company has not conducted a formal study of its systems or the systems of its vendors and distributors to definitively determine whether the systems are fully Year 2000 compliant. The Company believes its software is Year 2000 compliant (assuming that it is not used to process non-compliant data), but the Company has not had the software certified as compliant.

         The Company is conducting due diligence into the Intermark transaction and is in the process of negotiating a definitive agreement. There can be no assurance that a definitive agreement will be negotiated or consummated.

Forward Looking Statements.

         This report contains both historical statements of fact and forward looking statements. Statements regarding the Company's expectations as to future sales of its products, future revenue and cash flow, future developments of the Intermark transaction, plans to continue as a going concern and certain other information presented in this report constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations with respect thereto are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include the following:

         Inability to complete the Intermark transaction on favorable terms Continued lack of market acceptance of other Company products Inability to obtain additional capital Inability to devise a viable business plan Product and technological obsolescence Competition

         The  Company  does  not  undertake,   and  specifically  disclaims  any
obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


ITEM 7.  FINANCIAL STATEMENTS

         Unaudited financial statements are filed as part of this report on pages F-1 through F-4.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE.

         Not applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company, who are elected to serve at the discretion of the Board of Directors.

         The Company's executive officers and directors are as follows:

            Name                  Age                  Position
David M. Mock                      45      Chairman, Chief Financial Officer,
                                           Secretary, Treasurer and Director
Terry R. Haas                      48      President, Chief Executive Officer
                                           and Director
Bill Kesselring                    32      Chief Operating Officer
Michael L. Debloois                57      Director
Brenda Lowe Cornell                39      Director
Richard M. Cott                    35      Director


         Information regarding the Company's directors and executive officers in the Company's Proxy Statement to be filed within 120 days after December 31, 1997, with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.


ITEM 10.   EXECUTIVE COMPENSATION.

         Information regarding the compensation of the Company's executives appears under the section "Management Compensation" in the Company's Proxy Statement to be filed within 120 days after December 31, 1997, with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding the stock ownership of management and certain beneficial owners appears under the section "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed within 120 days after December 31, 1997, with the Securities and Exchange Commission relating to the company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding the transactions and relationships between the Company and certain affiliates appears under the section "Management" and "Certain Transactions" in the Company's Proxy Statement to be filed within 120 days after December 31, 1997, with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

                                     PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                        Page No.
Title of Documents

Consolidated Unaudited Balance Sheets at December 31, 1997 and 1996....... F-1

Consolidated Unaudited Statements of Operations for the Years
   Ended December 31, 1997 and 1996 ...................................... F-2

Consolidated Unaudited Statements of Cash Flows for the Years
   Ended December 31, 1997 and 1996 ...................................... F-3

Notes to Consolidated Unaudited Financial Statements...................... F-4

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

   (b)  Reports on Form 8-K

   The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended December 31, 1997.


   (c)  Exhibits

   The following documents are included as exhibits to this report.

 Exhibits    Exhibit Description                                Page or Location
 --------    -------------------                                ----------------
    3.1      Articles of Amendment                                        *
    3.2      By-laws                                                      **
    3.3      Certificate of Designation - Series C Preferred Stock        ***
    3.4      Certificate of Increase to the Certificate of Designation    ***
             - Series C Preferred Stock
    3.5      Certificate of Designation - Series D Preferred Stock        ***
    3.6      Certificate of Correction to Certificate of Designation -    ***
             Series D Preferred Stock
    3.7      Certificate of Designation - Series E Preferred Stock        ***
    3.8      Certificate of Designation - Series F Preferred Stock        ***
    3.9      Certificate of Designation - Series G Preferred Stock        ***
   10.3      Employment Agreement - David Mock                            *
   11.1      Computation of Earnings per Share
   21.1      Subsidiaries of the Registrant                               *
   27.1      Financial Data Schedule

       * Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994

       ** Incorporated by reference to the Company's Registration Statement, File No. 33-33136-D

       *** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.


                       Innovus Corporation and Subsidiary

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                  December 31,

                                     ASSETS

                                                                                             1997              1996
                                                                                             ----              ----
CURRENT ASSETS
    Cash and cash equivalents                                                          $   91,690        $  886,122
    Accounts receivable, net                                                                1,494           116,761
    Inventories                                                                             6,418            39,003
    Prepaid expenses                                                                       29,159           119,849
                                                                                       ----------        ----------

           Total current assets                                                           128,761         1,161,735

PROPERTY AND EQUIPMENT, net                                                                57,190         1,341,175

OTHER ASSETS
    Software development costs, net                                                       775,568           809,824
    Other                                                                                   7,280            30,442
                                                                                       ----------        ----------
                                                                                       $  968,799        $3,343,176
                                                                                       ==========        ==========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                    $  748,448        $  716,068
   Accrued compensation                                                                    21,113           216,805
   Accrued liabilities                                                                      3,510           126,022
   Current maturities of long-term debt                                                    28,099            28,477
   Current maturities of capital lease obligations                                          1,912            37,220
                                                                                       ----------        ----------
           Total Current liabilities                                                      803,082         1,124,592
LONG-TERN  DEBT, less current maturities                                                        -           671,564
CAPITAL LEASE OBLIGATIONS, less current maturities                                              -            56,991
                                                                                       ----------        ----------
           Total liabilities                                                              803,082         1,853,147
                                                                                       ----------        ----------
COMMITMENTS                                                                                     -                 -

STOCKHOLDERS' EQUITY
   Preferred stock - $0.001 par value; 1,000,000 shares authorized;
      77,358 shares and 87,100 shares issued and outstanding respectively                      77                87

   Common stock - $0,001 par value; 15,000,000 shares authorized;
      7,633,135 shares and 5,052,811 shares issued and
      outstanding, respectively                                                             7,633             5,053

   Additional paid-in capital                                                          18,245,808        14,996,682

   Deferred compensation                                                                        -           (14,486)

   Accumulated deficit                                                                (18,087,801)      (13,497,307)
                                                                                       ----------        ----------
           Total stockholders' equity                                                     165,717         1,490,029
                                                                                       ----------        ----------
                                                                                       $  968,799        $3,343,176
                                                                                       ==========        ==========

                       Innovus Corporation and Subsidiary

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                             Year ended December 31,

                                                                        1997                1996
                                                                        ----                ----

Net sales                                                            $   317,653        $  597,567
                                                                     -----------        ----------

Costs and operating expenses
    Costs of products and services sold                                  238,810           302,571
    Amortization of software development costs                         1,142,838           796,673
    Product development                                                        -         1,185,525
    Selling and marketing                                              1,211,238         3,988,987
    General and administrative                                           876,977         1,279,542
                                                                     -----------        ----------
                                                                       3,469,863         7,553,298
                                                                     -----------        ----------
           Operating loss                                             (3,152,210)       (6,955,731)
                                                                     -----------        ----------
Other income (expense)
    Interest income                                                       15,153            35,195
    Interest expense for warrants issued with debt                    (1,187,643)         (773,350)
    Interest expense, other                                              (65,364)          (97,260)
    Loss on disposition of equipment                                    (151,228)                -
                                                                     -----------        ----------
                                                                      (1,389,082)         (835,415)
                                                                     -----------        ----------
           Net loss                                                  $(4,541,292)      $(7,791,146)
                                                                     ===========       ===========
Loss per common share                                                $     (0.72)      $     (1.59)
                                                                     ===========       ===========
Weighted number of shares of common stock
   used in per share calculation                                       6,272,769         4,913,091
                                                                     ===========       ===========

                                      F-2


                       Innovus Corporation and Subsidiary

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                             Year ended December 31,

                                                                          1997          1996
                                                                          ----          ----
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                       $ (4,541,292)   $ (7,791,146)

       Adjustments to reconcile net loss to net cash
         used in operating activities
           Depreciation and amortization                                 1,373,159         972,310
           Loss on disposition of assets                                   151,228               -
           Expenses for issued warrants                                  1,187,643       1,032,276
           Changes In assets and liabilities
           Accounts receivable                                             115,267         (56,995)
           Inventories                                                      32,585         (39,003)
           Accounts payable and accrued expenses                          (275,890)        652,041
           Prepaid expenses and other                                      113,852         (31,186)
                                                                      ------------    ------------
                 Total adjustments                                       2,697,844       2,529,443
                                                                      ------------    ------------
                     Net cash used in
                     operating activities                               (1,843,448)     (5,261,703)
                                                                      ------------    ------------
    Cash flows from investing activities
       Acquisition of property and equipment                               (13,921)        (90,725)
       Proceeds from disposition of property and
         equipment                                                         930,844               -
       Increase in software development costs                           (1,108,583)       (720,344)
                                                                      ------------    ------------
                    Net cash used in
                    investing activities                                  (191,660)       (811,069)
                                                                      ------------    ------------
    Cash flows from financing activities
       Proceeds from borrowings                                            618,000       1,470,300
       Payments to reduce long-term debt
         and capital lease obligations                                  (1,378,384)     (1,075,430)
       Net proceeds from issuance of preferred
         and common stock2,001,060                                       2,001,060       4,201,468
       Collection of receivable from stockholder                                 -               -
                                                                      ------------    ------------
                  Net cash provided by
                  financing activities                                   1,240,676       4,596,338
                                                                      ------------    ------------
Net increase (decrease) in cash and cash equivalents                      (794,432)     (1,476,434)
Cash and cash equivalents at beginning of year                             886,122       2,362,556
                                                                      ------------    ------------
Cash and cash equivalents at end of year                              $     91,690    $    886,122
                                                                      ============    ============

                    Note A - Unaudited Financial Statements



The accompanying financial statements are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments necessary for a fair presentation of financial position and the result of operations except as disclosed herein.

On an ongoing basis, management reviews the amortization and capitalization of intangible assets and necessary adjustments to carrying values, if any, are recorded. Management is currently evaluating the carrying value of software development costs for impairment purposes. Adjustments may be necessary and such adjustments may be material.

The Company has omitted or condensed footnotes and other disclosure normally included in financial statements.


The financial statements have been prepared on the basis of the Company being a going concern. The Company has had continued losses, and currently has a substantial accumulated deficit and lack of financial resources. There may be substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of such uncertainty.

                                    SIGNATURE

   In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INNOVUS CORPORATION

Dated: April  15  , 1998                             By /s/ Terry R. Haas
                                                       -------------------------
                                                       Terry R. Haas, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                        Title                                Date


 /s/ Terry R. Haas               Chief Executive Officer         April 15, 1998
------------------------         President and Director
Terry R. Haas


/s/ David Mock                   Chairman and Director           April 15, 1998
------------------------         Principal Financial Officer
David Mock


/s/ Brenda Lowe Cornell          Director                        April 15, 1998
------------------------
Brenda Lowe Cornell



                                 Director                        April   , 1998
------------------------
Michael DeBloois



                                 Director                        April   , 1998
------------------------
Richard M. Cott