Form 10QSB
period 1998-03-31
INNOVUS CORP
filed 1998-05-21
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number                               0-26790

                               INNOVUS CORPORATION
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                   87-0461856
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)


                                4600 Campus Drive
                             Newport Beach, CA 92660
                    (Address of principal executive offices)

                                 (801) 474-8228
                (Issuer's telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes    No X

The number of common shares outstanding at March 31, 1998: 7,633,135

                       Innovus Corporation and Subsidiary
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



ASSETS                                    March 31,               December 31,
                                            1998                     1997

CURRENT ASSETS
Cash and cash equivalents               $    9,274                 $  91,690
Accounts receivable, net                    (2,105)                    1,494
Inventories                                  6,418                     6,418
Prepaid expenses                            21,321                    29,159
                                        ----------                 ---------
Total current assets                        34,908                   128,761
                                        ----------                 ---------

PROPERTY AND EQUIPMENT, net                 51,929                    57,190
                                        ----------                 ---------

OTHER ASSETS
Software development costs, net            489,858                   775,569
Other                                        7,279                     7,279
                                        ----------                 ---------
Total other assets                         497,137                   782,848
                                        ----------                 ---------

TOTAL ASSETS                            $  583,974                 $ 968,799
                                        ==========                 =========

   See the accompanying notes to condensed consolidated financial statements.

                       Innovus Corporation and Subsidiary
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY              March 31,        December 31,
                                                    1998               1997
                                              -------------      --------------
CURRENT LIABILITIES
Accounts payable                              $    772,170       $     748,448
Accrued compensation                                17,095              21,113
Accrued liabilities                                  7,528               3,510
Notes Payable                                       18,962              28,099
                                              -------------      --------------
Total current liabilities                          815,755             801,170
                                              -------------      --------------
OTHER LIABILITIES

Capital lease obligations                            1,151               1,912
                                              -------------      --------------
Total other liabilities                              1,151               1,912
                                              -------------      --------------
TOTAL LIABILITIES                                  816,906             803,082
                                              -------------      --------------

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value;
 1,000,000 shares authorized; 77,358
 issued and outstanding.                                77                  77
Common stock - $0.001 par value;
 15,000,000 shares authorized; 7,633,135
 issued and outstandind.                             7,633               7,633
Additional paid-in capital                      18,245,808          18,245,808
Accumulated deficit                            (18,486,450)        (18,087,801)
                                              -------------      --------------
TOTAL STOCKHOLDERS' EQUITY                        (232,932)            165,717
                                              -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    583,974       $     968,799
                                              ============       =============


   See the accompanying notes to condensed consolidated financial statements.


                       Innovus Corporation and Subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months
                                                             Ended March 31,
                                                          1998                1997
                                                  ------------        ------------
Net sales                                         $    23,084         $   273,474
                                                  ------------        ------------
Costs and operating expenses
Costs of products and services sold                     1,752              93,578
Amortization of software development costs            290,971             257,120
Product development                                    37,401                   0
Selling and marketing                                   3,333             569,329
General and administrative                             86,697             226,780
                                                  ------------        ------------
                                                      420,154           1,146,807
                                                  ------------        ------------
Operating loss                                       (397,070)           (873,333)

Other income (expense)
Interest income                                                             8,320
Other income                                                                6,642
Interest expense for warrants issued with debt                           (349,607)
Interest expense, other                                (1,579)            (34,856)
                                                  ------------        ------------
                                                       (1,579)           (369,501)
                                                  ------------        ------------
Net Loss                                             (398,649)         (1,242,834)

Dividends on preferred stock                                0            (115,242)
                                                  ------------        ------------
Loss Applicable to Common Shareholders            $  (398,649)        $(1,358,076)
                                                  ===========         ===========

Loss per common share                             $     (0.05)        $     (0.25)
                                                  ===========         ===========


Weighted number of shares of common stock
used in per share calcution                         7,672,769           5,479,956
                                                  ===========         ===========

   See the accompanying notes to condensed consolidated financial statements.




                                                 Innovus Corporation and Subsidiary
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                       1998                 1997
                                                               ------------       --------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss                                                        $ (398,649)        $ (1,242,834)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                      290,971              306,597
Expenses for issued warrants                                             0              349,607
Changes in assets and liabilities:
Accounts receivable                                                  3,599             (150,382)
Inventories                                                              0              (62,385)
Accounts payable and accrued expenses                               14,585             (403,711)
Other                                                                7,838               39,320
                                                               ------------       --------------
Net cash used in operating activities                              (81,656)          (1,163,788)
                                                               ------------       --------------
Cash flows from investing activities:
Acquisition of property and equipment                                    0              (10,978)
Increase in software development cost                                    0             (430,871)
                                                               ------------       --------------
Net cash used in investing activities:                                   0             (441,849)
                                                               ------------       --------------
Cash flows from financing activities
Payment to reduce long-term debt and capital
lease obligations                                                     (760)            (101,727)
Net proceeds from issuance of preferred and
common stock                                                             0            1,861,060
                                                               ------------       --------------
Net cash provided by (used in) financing activities                   (760)           1,759,333
                                                               ------------       --------------
Net increase (decrease) in cash and cash equivalents               (82,416)             153,696

Cash and cash equivalents at beginning of period                    91,690              886,122
                                                               ------------       --------------
Cash and cash equivalents at end of period                      $    9,274         $  1,039,818
                                                               ===========        ==============


   See the accompanying notes to condensed consolidated financial statements.

                       Innovus Corporation and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE A - CONDENSED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, consisting of normal recurring adjustments except as disclosed herein for a fair presentation of financial position and the results of operations. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the remainder of 1998.

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

The accompanying unaudited financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-K, as of December 31, 1996 and December 31, 1997.

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. The reclassifications are not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As of the date of this report, the Company had not completed the audit of its financial statements for the year ended December 31, 1997. The financial statements filed with this Form 10-QSB have not been audited and omit substantially all footnote disclosure. The financial statements, including the balances at the beginning of the period, are subject to adjustments on audit (which management believes will consist of normally occurring adjustments and possible adjustments to capitalized software costs). The possible adjustments to the capitalized software costs may be material.

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 1997 found in the Company's Form 10-KSB. Such statements are unaudited and omit substantially all footnote disclosure.

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

The  Company  had  been  engaged  in  the  sale  of  multimedia   authoring  and
presentation software, with related application templates and media packages. Due to lagging sales and lack of resources, the Company ceased development and marketing activities in late 1997. In May, 1998, the Company signed an Agreement and Plan of Share Exchange with Intermark Corporation ("Intermark") whereby current Intermark shareholders would obtain securities representing 75% of the Company's voting power. The Intermark Agreement has not been consummated.

Results of Operations

During the quarter ended March 31, 1998, sales were negligible. Net sales were $23,084, compared to $273,474 for the comparable period of the prior year. Although some sales of INNOVUS Multimedia and related products continue, the Company does not expect significant sales unless the Company is able to aggressively promote the software. Even if the Company were able to promote the software, the market shift to web-based software would likely restrict sales of the software unless large scale revisions were made.

As described under "Liquidity and Capital Resources" below, if the Company does not implement a new business plan to generate revenues or raise additional capital, the Company's viability as a going concern is in question. Other than the Agreement with Intermark, the Company does not currently have any plans which it believes are likely to generate significant revenue.

The costs of products and services sold in the three months ended March 31, 1998 and 1997 were $1,752 and $93,578 respectively. Due to the low amount of net sales for the current quarter, comparison of the costs of sales between periods may not be meaningful.

Operating loss for the three months ended March 31, 1998 was $397,070 compared to an operating loss of $1,515,388 for the three months ended March 31, 1997. The reduction in operating loss reflects the substantial reduction in business activity by the Company. Comparison of the current quarter when the Company was doing little other than attempting to determine a new business plan to the first quarter of 1997 when the Company was actively attempting to market its software is not meaningful. Operating loss for the first quarter of 1998 includes $290,971 from the amortization of software development costs. If adjustments are made to the carrying value of capitalized software development costs at December 31, 1997, the amortization for the quarter will be adjusted accordingly.

The Company incurred $1,579 and $369,501 in net interest expense during the three months ended March 31, 1998 and 1997, respectively.

The Company sustained a net loss of $398,649 for the three months ended March 31, 1998 compared to a net loss of $1,599,093 for the three months ended March 31, 1997.

As explained in "Liquidity and Capital Resources" below, the Company does not have the ability to sustain additional losses, even at the reduced levels of the first quarter of 1998. There can be no assurance that the Company will be able to develop or implement a business plan which will allow it to continue as a going concern. If the Intermark transaction is consummated, there is no assurance that the combined entity will be profitable or able to attract new capital. If the Intermark transaction is not consummated, the Company does have any firm plans to attract additional capital. In order to prepare this filing, in 1998 the Company privately issued debentures secured by substantially all of the assets of the Company. Without the Intermark transaction or an alternative business plan, the Company will not be able to pay the debentures when they come due.

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

Liquidity and Capital Resources

At March 31, 1998 the Company had $9,274 of cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $780,847. The Company has been relying upon short-term borrowings from affiliates and others, as well as increases in accounts payable owed to vendors and a second mortgage on the Company's building, to provide the means to maintain minimal operations. Management's efforts to obtain additional equity financing have been unsuccessful. The company does not have any firm commitments for additional equity financing. Management believes that the market overhang caused by variable conversion features of certain series of the Company's preferred stock, coupled with the risks inherent in restructuring the Company's business, have discouraged new investment. Management does not believe that the Company will be able to obtain new financing unless the preferred stock structure is revised and a new business acquired.

The Company estimates that it is currently using approximately $20,000 more cash each month than is generated by operations. Without additional financing, the Company does not foresee operations improving significantly enough to eliminate the negative cash flow.

Subsequent to March 31, 1998, the Company  borrowed  $75,000 from an officer and
director  and  two  other  persons  pursuant  to  convertible  debentures.   The
debentures are secured by substantially all the assets of the Company.

If the Company cannot obtain additional capital, management will continue to pursue other means to continue in business. In such event, however, it is possible that the Company may have little alternative but to sell or liquidate its business operations or product line to satisfy its creditors.

At March 31, 1998, the Company had long term liabilities of $30,011. This reflects the sale of the Company's building, relieving the Company from the first and second mortgages, as well as the sale of telephone equipment subject to a lease obligation.

There is doubt whether the Company can continue as a going concern. There can be no assurance that additional financing will be available to the Company or that operating results will improve as management currently anticipates.

                                     PART II

Item 2 - Changes in Securities

         (c) The following securities were issued by the Company during the quarter ended March 31, 1998 without registration under the Securities Act of 1933 (other than issuances pursuant to Regulation S):

None


 Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits.

         Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

         Exhibit 27                 Financial Data Schedule

(b) Reports on Form 8-K

         No report on Form 8-K was filed during the period reported upon.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 20, 1998


                                          INNOVUS CORPORATION



                                       By: /s/ TERRY R. HAAS
                                          --------------------------------------
                                          Terry R. Haas, President and Principal
                                          Executive Officer



                                       By:  /s/ DAVID M. MOCK
                                           -----------------------------------
                                           David M. Mock, Principal Financial
                                           Officer