Form 10KSB/A
period 1997-12-31
INNOVUS CORP
filed 1998-08-04
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                  FORM 10-KSB/A
                                 Amendment No. 1
                              ---------------------

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended  December 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________

                         Commission File Number 0-26790

                               INNOVUS CORPORATION
           (Name of small business issuer as specified in its charter)

         Delaware                                        87-0461856
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                4600 Campus Drive
                             Newport Beach, CA 92660
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (801) 474-9200



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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The issuer's revenues for the fiscal year ended December 31, 1997 were $317,653.

         As of April 13, 1998, 7,633,135 of the issuer's common shares were issued and outstanding, approximately 6,668,685 of which were held by non-affiliates. As of April 13, 1998, the aggregate market value of shares held by non-affiliates was approximately $2,300,696 based upon the closing bid and asked quotation on the OTC Bulletin Board.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the documents of the issuer listed below have been incorporated by reference into the indicated parts of the Form 10-KSB: None.

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

         Following the end of the fiscal year, the Company signed a letter of intent with Intermark Corporation ("Intermark"), a company engaged in electronic software distribution. If the terms of a definitive agreement can be negotiated, the letter of intent contemplates that the Company would acquire Intermark and Intermark's former shareholders and management would assume control of the Company. There is no assurance that Intermark will distribute the INNOVUS Multimedia software along with its other third party software products or that the proposed transaction with Intermark will occur.

SUBSEQUENT EVENTS

         Subsequent to the filing of the original Form 10-KSB, Tech Data, the Company's principal software distributor, notified the Company that it was returning all software inventory on hand to the Company. Substantially all of the inventory represented returns of unsold merchandise from retail stores. Tech Data had previously agreed to sell the software inventory at a discount and to apply the proceeds towards amounts the Company owed to Tech Data. The Company believes that Tech Data's return of the inventory indicates Tech Data's assessment that the current version of the software is not readily marketable in today's market. As a result of this and other factors, the Company determined to fully amortize capitalized software development costs. Even if the Intermark transaction is consummated, it is unlikely that the Company will expend substantial resources to market the INNOVUS Multimedia software.

         As indicated below, during 1997 the Company discussed the sale of the software source code to other software vendors and to consulting companies for in-house use. All of such discussions have terminated without any agreement for the sale of the source code.

         The following discussion of the Company's business is qualified in its entirety by these subsequent events.

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

The Innovus Product Line

         The following software products were being offered by the Company as of April, 1997:


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

         At April 13, 1998, the Company's executive offices were located in approximately 1800 square feet of office space rented from a third party in Draper, Utah, a suburb of Salt Lake City, Utah. The Company's rental agreement expires on April 30, 1998. The Company's monthly rent is $2,400. If the

Intermark transaction is consummated, the Company anticipates relocating its executive offices to Intermark's facilities. If the Intermark transaction is not consummated and if the Company remains in business, the Company anticipates renting its current office space or comparable space on a month to month basis. See "Management's Discussion and Analysis or Plan of Operation". The Company subsequently terminated the office space lease agreement, moved its remaining business operation to Intermark's offices in Orange County, California and moved its executive offices to 2060 East 2100 South, Salt Lake City, Utah. The Company is renting, on a month to month basis, a single office in this building which it previously owned.

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

         On November 26, 1997 Programmer's Paradise filed a complaint against Innovus in the Third Judicial District Court of Salt Lake County, Utah. The complaint alleged that Innovus owed Programmer's Paradise $15,887.80 plus interest and costs. On January 21, 1998, a judgment was entered against Innovus in the amount of $16,500.43. The plaintiff has informally agreed to accept product in full or partial satisfaction of the judgment, but no formal agreement to this effect has been entered into.

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

         Sale of Unregistered Shares

         During the fourth quarter of 1997, the Company issued the following shares without registration under the Securities Act of 1933:

         During the quarter, the Company issued approximately 184,069 common shares on conversion of previously outstanding Series C Preferred Stock. The shares were issued to a single accredited investor in exchange for outstanding securities of the Company. The Company believes such issuance was exempt pursuant to Sections 3(a)(9), 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The following Selected Financial Data should be read in conjunction with the financial statements and notes thereto bound elsewhere herein.

                                                                Year ended December 31
Statement of
operations data                               1997                   1996                 1995                1994
---------------                               ----                   ----                 ----                ----
Revenues                                  $317,653               $597,567             $189,380            $193,848

Costs of products and
services sold                              254,227                302,571              123,701             234,234

Amortization                             1,918,407                796,673              315,464                  __

Product development                             --              1,185,525            1,340,415             444,855

Selling and marketing
expense                                  1,243,102              3,988,987            1,417,396             425,403

General and
administrative                             916,770              1,279,542              719,862             537,860

Net (loss)                             $(5,394,936)           $(7,791,146)         $(3,735,351)        $(1,554,213)

Net (loss) per share                        $(0.92)                $(1.59)              $(0.98)             $(0.60)


                                                                 At December 31


Balance sheet data                            1997               1996                1995               1994
------------------                            ----               ----                ----               ----
Current assets                            $120,849         $1,161,735          $2,466,060           $387,370

Software development
costs (net)                                      0            809,824             886,153            408,384

Current liabilities                      1,184,494          1,124,592             473,460          1,521,294

Long term liabilities (net)                      0            728,555             722,785            180,961

Stockholders' equity
(deficit)                              $(1,006,455)        $1,490,029          $3,553,885          $(658,474)


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

         This Form 10-KSB/A contains financial statements which have been revised from the unaudited financial statements included in the original 10-KSB filing. The principal revision is to reflect managements' determination that software development costs should be fully amortized. As explained under "Subsequent Events" in Item 1 above, the Company's principal software distributor has returned all inventory to the Company and it is not likely that any additional INNOVUS Multimedia software could be sold through such distributor in the future, Although management believes the software is potentially valuable, the Company's lack of financial resources at December 31, 1997 made it unlikely that the Company would be able to realize such value. The amended financial statements also reflect various other reclassifications and adjustments made upon audit.

Results of Operations

         Commencing in July 1993, Innovus began hiring additional staff and otherwise incurring additional expense to begin full scale software development. Sales of the first commercial version of the software through VARs began in the fourth quarter of 1995 and general commercial sales began in March, 1996. In November, 1996, the Company re-positioned its software towards individual business users, significantly lowering the price of the core software. Although this resulted in increased sales in the first quarter of 1997, sales declined precipitously though the year. In 1997 the Company issued various application templates and media collections. The Company also began development of the next planned major revision to its core software. Due to lagging sales and lack of resources, the Company ceased development and marketing activities in late 1997. Accordingly, results of operations for 1997 may not be directly comparable to prior periods when the software was being developed, and may not be indicative of the results of future operations.

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

         The costs of products and services sold in the year ended December 31, 1997 was $254,227 or 77% of sales, compared to $302,571 or 51% of sales in 1996. The gross margins for 1997 and 1996 may not be directly comparable due to the change in the nature of the revenue stream and the build-up of staffing in 1997 in anticipation of increased sales.

         Selling and marketing expenses for 1997 were $1,243,102 compared to $3,988,987 in 1996. The decrease reflects exhaustion of the Company's resources available for marketing and the Company's decision in the third quarter to reduce marketing in unproductive channels. The Company is currently dependent on "word of mouth" referrals and catalog sales for its current minimal sales.

         Product development costs were $0 in 1997 compared to $1,185,525 in 1996. Capitalized software development costs incurred were $1,108,583 in 1997 compared to $720,344 in 1996. In the light of the low level of product sales and lack of financial resources, the Company stopped development on Version 3.0 of the software during 1997.

         In the year ended December 31, 1997, $1,918,407 of capitalized software development costs were amortized, compared to $796,673 of such expenses in 1996. The Company increased the amortization to reflect the lower expected future value of the software. Management believes that the software still has economic value, but realizing such value will require substantial marketing and possibly additional development. During the fourth quarter of 1997 and the first quarter of 1998, management believed that marketing and development resources could be provided by a sale of the software source code which was then being negotiated or by a transaction such as the Intermark transaction. Due to the inability of the Company to find a buyer for the source code despite discussions with a number of potential buyers and uncertainties regarding Intermark's ability to immediately fund substantial marketing, management subsequently determined that fully amortizing the software as of December 31, 1997 was appropriate.

         General and administrative expenses were $916,770 for the year ended December 31, 1997 compared to $1,279,542 for 1996.

         The Company is deemed to have incurred $1,187,643 in 1997 in interest expense in connection with warrants issued as part of bridge financing from affiliates and others and in connection with the second mortgage. The Company had incurred $773,350 of similar expenses in 1996. The warrants are exercisable at the fair market value of the underlying common stock at the date of issuance, but a value was assigned to the warrants using a modified Black-Scholes method.

         The Company sustained a net loss of $5,394,936 in 1997. Although this is lower than the net loss of $7,791,146 for 1996, the Company does not have the resources to sustain such a loss. The loss per common share was $0.92 and $1.59 for 1997 and 1996, respectively. The weighted number of shares used in calculating the loss per common share does not include the potential issuance of common shares on conversion of outstanding preferred stock, as such conversions are considered anti-dilutive.

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

Liquidity and Capital Resources

         At December 31, 1997 the Company had $91,690 of cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $1,063,645. The Company has been relying upon short-term borrowings from affiliates and others, as well as increases in accounts payable owed to vendors and a second mortgage on the Company's building, to provide the means to maintain minimal operations. Approximately $470,000 of such short-term debt has been converted to equity and the second mortgage was repaid upon sale of the building. Management's efforts to obtain additional equity financing have been unsuccessful. The Company does not have any firm commitments for additional equity financing. Management believes that the market overhang caused by variable conversion features of certain series of the Company's preferred stock, coupled with the risks inherent in restructuring the Company's business, have discouraged new investment. Management does not believe that the Company will be able to obtain new financing unless the preferred stock structure is revised and a new business acquired.

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


ITEM 7.  FINANCIAL STATEMENTS

         Financial statements are filed as part of this report on pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE.

         Information required by this Item has been "previously reported" (as defined in Rule 12b-2) in the Company's Form 8-K dated June 1, 1998. Such Form 8-K reported change in independent auditors from Grant Thornton LLP to Hansen Barnett & Maxwell.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         Set forth below is information regarding (i) the directors of the Company as of April 15, 1998, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and (ii) the executive officers of the Company as of April 15, 1998, who are elected to serve at the discretion of the Board of Directors. If the Intermark transaction is consummated, all of the current directors and officers are expected to resign and be replaced by nominees of Intermark.

         The Company's executive officers and directors are as follows:


            Name         Age                 Position

David M. Mock             45     Chairman, Chief Financial Officer, Secretary,
                                 Treasurer and Director

Terry R. Haas             48     President, Chief Executive Officer and Director

Bill Kesselring           32     Chief Operating Officer*

Michael L. Debloois       57     Director*

Brenda Lowe Cornell       39     Director

Richard M. Cott           31     Director


         *   Resigned subsequent to December 31, 1997.

         David M. Mock. Mr. Mock joined the Company in 1993 and held the position of Chief Executive Officer from 1995 to 1996. Mr. Mock is only available to the Company on a part-time, as needed basis. From 1993 to 1995 Mr. Mock was an executive officer and director of MicroQue Corporation, a closely held company that designed products for MacIntosh computers. From 1985 until June 1993, Mr. Mock also served as an officer and director of Vystar Group, Inc., a publicly held corporation with investments in different high technology companies. In June 1993, Vystar and its partially owned subsidiary, Megahertz Corporation, a manufacturer of PCMCIA modems for portable computers, of which Mr. Mock also served as a director, reorganized with Megahertz being the surviving entity. He also serves as a consultant to other Utah based high technology companies. Mr. Mock has his bachelors degree in accounting and has completed the requirements for a degree in finance at the University of Utah.

         Terry R. Haas. Mr. Haas joined the Company on a part-time basis as Director of Sales in 1995, became Executive Vice President Sales & Marketing commencing June 1, 1996 and was appointed as President and Chief Executive Officer in August, 1996. Mr. Haas is currently only available to the Company on a part-time, as needed basis. Prior to joining Innovus, Mr. Haas was Vice President Channel Sales and Marketing at Novell, Inc. from 1994 until May, 1996. From 1986 to 1992 he also held a variety of other sales and marketing positions at Novell. During 1992 and 1993 he worked for Digital Equipment Corp., Lotus,

Xerox, and other high technology firms as a sales and marketing consultant. Mr. Haas has a bachelor of science degree from Western Michigan University and an M.B.A. in finance from DePaul University.

         Michael L. Debloois. Mr. DeBloois was director of customer relations and sales for the Company's services business from 1996 to 1997. Mr. DeBloois resigned as a director in June, 1998. Mr. DeBloois currently is a partner in Multimedia Group, which provides substantially the same services previously offered by the Company's services business. From 1987 to 1992, Mr. DeBloois was President of MIKEN Corporation, a professional education consulting company with corporate clients throughout the United States. He has been a professor of Instructional Design and Technology at both Florida State and Utah State Universities before establishing his own consulting company in 1989, which he operated until joining the Company. Mr. DeBloois has been published in dozens of computer industry and education journals. He has a B.A. from Utah State University, M.A. from the University of Utah and an Ed.D. from the University of Massachusetts, Amherst.

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

Significant Employees

         Bill Kesselring. Mr. Kesselring joined the Company in October 1996. In 1998, Mr. Kesselring left the Company to become an employee of Intermark. He is responsible for the Company's product development, customer support, and information systems. Prior to joining the Company, Mr. Kesselring managed the consulting firm, Kesselring and Associates, working with such clients as Next Software, Novell Inc., and Microsoft. He has worked for Novell Inc. and Dataquest Inc., and was a board member of Component Integration Laboratories.

Committees of the Board of Directors

         The Board of Directors of the Company has voted to establish two committees, the Compensation Committee, and the Audit Committee. Neither committee met during 1996 and all activities of the respective committees were undertaken by the Board as a whole.

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between January 1, 1997 and December 31, 1997, on year-end reports furnished to the Company after December 31, 1997 and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows:

         David Mock and a family corporation controlled by him sold shares at a loss in December, 1997. These sales should have been reported on a Form 4 filed by January 10, 1998.

ITEM 10.   EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer as of December 31, 1997 and to each of the Company's other executive officers whose annual salary and bonus exceeded $100,000.

                                               SUMMARY COMPENSATION

                                   Annual Compensation                         Long Term Compensation

                             Year                                         Other Annual
    Name and                 Ended          Salary          Bonus         Compensation         Options/SARs
Principal Position           12/31            ($)          ($)(1)              ($)                 (#)
------------------           -----            ---          ------              ---                 ---
Terry R. Haas(1)             1997         $151,484
President/CEO                1996          $84,345
                             1995               $0

         (1) The Company had agreed to compensate Mr. Haas with a base salary of a $185,000 per year through March 31, 1999 with a one time cash bonus of $50,000 in April, 1997 and such future incentives as may be determined by the Board. Upon a termination following a change in control, Mr. Haas would be entitled to one year's base salary as severance pay. The terms of compensation have not been reduced to a written agreement. During the fourth quarter of 1997, Mr. Haas verbally agreed to waive the change of control severance package and ongoing salary provided that he only devotes part-time to the Company.

Stock Options Granted in Last Fiscal Year

         Information concerning 1997 grants to named executive officers is reflected in the table below. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the full terms of the options. These potential realizable values are based solely on arbitrarily assumed rates of price appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and common stockholdings are dependent on the future performance of the Company and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.


====================================================================================================================================
                                    Individual Grants                                        Potential Realizable Value at Assumed
                                                                                             Annual Rates of Stock Price
                                                                                             Appreciation
                                                                                             for Option Term
------------------------------------------------------------------------------------------------------------------------------------
                                          % of Total
                          Options           Options      Exercise price    Expiration Date        (5%)                (10%)
        Name            Granted (#)       Granted to                                               ($)                 ($)
                                         Employees in
                                             1997
------------------------------------------------------------------------------------------------------------------------------------
     Terry Haas        200,000               100              $2.50             2002         $138,141               $305,255
====================================================================================================================================

Section 401(k) Plan

         During 1997, the Company maintained a deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Plan"). Participation in the Plan is available to all employees 21 years and older. The Company may, at its option, make contributions to the Plan equal to a percentage of voluntary contributions made by participants or it may make a contribution equal to a percentage of the salary of all participants. The Company has not made contributions to the Plan. The Plan was terminated in 1998.

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

         As of December 31, 1997, options to purchase 107,500 shares of Common Stock were outstanding under the Plan. Following the Company's downsizing, substantial numbers of previously granted options were forfeited as a result of employee terminations.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding Common Stock of the Company beneficially owned as of April 13, 1998 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock, (ii) by each director and director nominee, and (iii) by all officers and directors as a group.

=============================================================================
Name of Officers and Directors
and Names and Addresses of                Amount of Common
Principal Stockholders                          Shares*          Percentage
-----------------------------------------------------------------------------
David M. Mock(1)                               1,136,600              13.9%
2060 East 2100 South
Salt Lake City, UT  84109
-----------------------------------------------------------------------------
Terry Haas(2)                                    321,094               4.0%
2060 East 2100 South
Salt Lake City, UT  84109
-----------------------------------------------------------------------------
Brenda Lowe Cornell                              294,870               3.9%
2060 East 2100 South
Salt Lake City, UT  84109
-----------------------------------------------------------------------------
Michael DeBloois                                   5,000               0.1%
2060 East 2100 South
Salt Lake City, UT  84109
-----------------------------------------------------------------------------
Richard M. Cott(3)                                50,000               0.7%
3471 Henderson Road
Spring Arbor, MI 49283
-----------------------------------------------------------------------------
All Directors and Executive                    1,857,564              21.5%
Officers (5 persons)
=============================================================================

----------------------------

 * Assumes exercise of all exercisable options held by listed security holders which can be acquired within 60 days from April 13, 1998.

(1) Includes shares held by a family corporation and a charitable foundation over which Mr. Mock holds voting control. Mr. Mock disclaims beneficial ownership of shares held by charitable foundation. Includes options held by Mr. Mock or his affiliates which will entitle them to purchase 567,500 shares.

(2) Includes options held by Mr. Haas which will entitle him to purchase 321,094 shares.

(3) Does not include 23,000 shares of Series F Preferred Stock (convertible into approximately 1,717,500 shares of common stock) and warrants to purchase 115,000 shares of common stock held by accounts associated with The Free Methodist Foundation. Mr. Cott disclaims beneficial ownership of such shares.

The stockholders listed have sole voting and investment power, except as otherwise noted.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June, 1997 the Company entered into bridge financing arrangements with Mr. Mock and unrelated parties whereby the Company borrowed $235,000 from Mr. Mock and $170,000 from the third parties. The bridge financing had a stated interest rate of 10% per annum. In connection with the financing, Mr. Mock and the other lenders were issued warrants to purchase 405,000 shares at $3.00 per share; provided that half of the warrants would not vest if the loans were repaid within 45 days. The Company recognized approximately $526,500 of interest expense representing the estimated fair value of the warrants. Borrowings under the bridge financing were secured by substantially all of the assets of the Company, subject to the senior security interest of the Bank. The balance of the loans owing to Mr. Mock in November, 1997 was used to purchase stock in the Company as described below. The terms of the bridge financing from Mr.
Mock and from the third parties were identical.

         In August and September, 1997, the Company borrowed an additional $65,000 from Mr. Mock on an unsecured basis.

         In September, 1997 the Company made a private placement of 1,220,000 shares of common stock and warrants to purchase 305,000 shares of common stock. The Company received consideration of $610,000 for issuance of the stock and warrants. The exercise price of the warrants was $0.75 per share. Mr. Mock applied the $470,000 balance of the bridge financing and unsecured loan owed to him to the purchase of 940,000 shares and 235,000 warrants in such placement. The remaining $140,000 of the placement was sold to third parties.

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

                                     PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                        Page No.
Title of Documents

Report of Hansen, Barnett & Maxwell, Independent Certified Public
   Accountants, on the December 31, 1997 Financial Statements..............F-1

Report of Grant Thornton LLP, Independent Certified Public Accountants,
   on the December 31, 1996 and 1995 Financial Statements..................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1997 and 1996..........F-3

     Consolidated Statements of Operations for the Years Ended
       December 31, 1997, 1996 and 1995....................................F-4

     Consolidated Statements of Stockholders' Equity (Deficit) for the
       Years Ended December 31, 1995, 1996 and 1997........................F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1997, 1996 and 1995....................................F-7

Notes to Consolidated Financial Statements.................................F-8

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

  Exhibits    Exhibit Description                               Page or Location
     3.1      Articles of Amendment                                        *
     3.2      By-laws                                                      **

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

                              INNOVUS CORPORATION
                                 AND SUBSIDIARY






               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                      AND
                       CONSOLIDATED FINANCIAL STATEMENTS





                           December 31, 1997 and 1996



                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                       INNOVUS CORPORATION AND SUBSIDIARY



                                TABLE OF CONTENTS


                                                              PAGE

Reports of Independent Certified Public Accountants:

   Hansen, Barnett & Maxwell                                   F-1

   Grant Thornton LLP                                          F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31,
     1997 and 1996                                             F-3

   Consolidated Statements of Operations for the
     Years Ended December 31, 1997, 1996 and 1995              F-4

   Consolidated Statements of Stockholders' Equity
     (Deficit) for the Years Ended December 31, 1995,
     1996 and 1997                                             F-5

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995              F-6

   Notes to Consolidated Financial Statements                  F-7

[LETTERHEAD]


       HANSEN, BARNETT & MAXWELL
      A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS
                                                           (801) 532-2200
  Member of AICPA Division of Firms                      Fax (801) 532-7944
        Member of SECPS                            345 East 300 South, Suite 200
  Member of Summit International Assoc                     Salt Lake City,
                                                          Utah 84111-2693



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Innovus Corporation

We have audited the accompanying consolidated balance sheet of Innovus Corporation and Subsidiary as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovus Corporation and Subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred substantial and recurring losses from operations and negative cash flows from operations. At December 31, 197, the Company has negative working capital and a capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ Hansen, Barnett & Maxwell
                                      HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
June 30, 1998

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Innovus Corporation

We have audited the accompanying consolidated balance sheet of Innovus Corporation and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovus Corporation and Subsidiary as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred substantial operating losses during 1996 and 1995. In addition, cash flows from operations have been negative for 1996 and 1995 which have resulted in low levels of working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            GRANT THORNTON LLP

Salt Lake City, Utah
March 7, 1997

                       INNOVUS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                        1997          1996
                                                    ---------    ----------
                                ASSETS

Current Assets
  Cash and cash equivalents                          $  91,690    $  886,122
  Accounts receivable, net                                  -        116,761
  Inventories                                               -         39,003
  Prepaid expenses                                      29,159       119,849
                                                    ----------    ----------

     Total Current Assets                              120,849     1,161,735
                                                    ----------    ----------
Property and Equipment, net                             57,190     1,341,175

Other Assets
  Software development costs, net                           -        809,824
  Other                                                     -         30,442
                                                   -----------    ----------
Total Assets                                       $   178,039    $3,343,176
                                                   ===========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                 $   811,333    $  716,068
  Accrued compensation                                  21,598       216,805
  Accrued liabilities                                    3,025       126,022
  Current maturities of notes payable                   28,098        28,477
  Current maturities of capital lease obligations        1,912        37,220
  Preferred dividends payable                          318,528            -
                                                  ------------    ----------
     Total Current Liabilities                       1,184,494     1,124,592

Long-Term Notes Payable, Less current maturities            -        671,564

Capital Lease Obligations, less current
  maturities                                                -         56,991
                                                  ------------    ----------
     Total Liabilities                               1,184,494     1,853,147
                                                  ------------    ----------
Commitments

Stockholders' Equity
  Preferred stock - $0.001 par value; 1,000,000
    shares authorized; 77,358 shares and 87,100
    shares issued and outstanding, respectively;
    liquidation preference of $3,867,823 at
    December 31, 1997                                       77            87
  Common stock - $0.001 par value; 15,000,000
    shares authorized; 7,633,135 shares and
    5,052,811 shares issued and outstanding,
    respectively                                         7,633         5,053
  Additional paid-in capital                        18,245,808    14,996,682
  Deferred compensation                                     -        (14,486)
  Accumulated deficit                              (19,259,973)  (13,497,307)
                                                    ----------   -----------
     Total Stockholders' Equity (Deficit)           (1,006,455)    1,490,029
                                                   -----------   -----------
Total Liabilities and Stockholders' Equity
 (Deficit)                                         $   178,039   $ 3,343,176
                                                   ===========   ===========

   The accompanying notes are an integral part of these statements.

                       INNOVUS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                            1997         1996         1995
                                       -----------  -----------  -----------

Net Sales                              $   317,653  $   597,567  $   189,380
                                       -----------  -----------  -----------
Costs and Operating Expenses
  Costs of products and services sold      245,227      302,571      123,701
  Amortization of software development
    costs                                1,918,407      796,673      315,464
  Product development                           -     1,185,525    1,340,415
  Selling and marketing                  1,243,102    3,988,987    1,417,396
  General and administrative               916,770    1,279,542      719,862
                                       -----------  -----------  -----------
    Total Costs and Operating
      Expenses                           4,323,506    7,553,298    3,916,838
                                       -----------  -----------  -----------
Operating Loss                          (4,005,853)  (6,955,731)  (3,727,458)
                                       -----------  -----------  -----------
Other Income (Expense)
  Loss on asset disposition               (151,228)          -            -
  Interest expense                      (1,275,855)    (870,610)     (94,242)
  Other income                              38,000       35,195      86,349
                                       -----------  ------------ -----------
    Other Expense, Net                  (1,389,083)    (835,415)     (7,893)
                                       -----------  ------------ -----------
Net Loss                                (5,394,936)  (7,791,146) (3,735,351)

Preferred Dividends                        367,730            -           -
                                       -----------  ------------ -----------
Loss Applicable to Common Shares       $(5,762,666) $(7,791,146) $(3,735,351)
                                       ===========  ===========  ===========
Basic and Diluted Loss Per Common
  Share                                $     (0.92) $     (1.59) $     (0.98)
                                       ===========  ===========  ===========
Weighted number of shares of common
  stock used in per share calculation    6,272,769    4,913,091    3,794,276
                                       =========== ============  ===========

   The accompanying notes are an integral part of these statements.

                    INNOVUS CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                                                                                    Total
                                        Preferred Stock      Common Stock    Additional                           Stockholders'
                                        ---------------  ------------------   Paid-In                Accumulated     Equity
                                         Shares  Amount    Shares    Amount   Capital      Other       Deficit      (Deficit)
                                        -------  ------  ---------  ------- -----------  ---------  ------------  -----------
Balance - December 31, 1994              64,000   $  64  2,918,972  $ 2,919  $1,439,603  $(130,250) $ (1,970,810) $  (658,474)

Issuance of preferred stock for cash,
 net of offering costs of $17,923 and
 finders fees of $108,147                56,000      56         -        -    1,049,874         -             -     1,049,930
Issuance for cash                            -       -     163,833      164     571,586         -             -       571,750
Conversion of debt and accrued
 interest into common stock                  -       -      78,932       79     191,148         -             -       191,227
Conversion of preferred stock into
 common stock                          (120,000)   (120)   720,000      720        (600)        -             -            -
Issuance for cash in initial public
 offering, net of offering costs of
 $100,804 and finders fees of $222,090       -       -     692,000      692   5,904,414         -             -     5,905,106
Issuance upon exercise of sock options       -       -     192,300      192      49,255         -             -        49,447
Surrendering of shares                       -       -     (75,000)     (75)         75         -             -            -
Collection of receivable from
 stockholders                                -       -          -        -           -     130,250            -       130,250
Compensation related to grant of stock
  options                                    -       -          -        -       50,000         -             -        50,000
Net loss for the year                        -       -          -        -           -          -     (3,735,351)  (3,735,351)
                                        -------  ------  ---------  ------- -----------  ---------  ------------  -----------
Balance - December 31, 1995                  -       -   4,691,037    4,691   9,255,355         -     (5,706,161)   3,553,885

Deferred compensation from grant of
 stock options                               -       -          -        -       23,437    (23,437)           -            -
Exercise of stock warrants and options,
 including conversion of $18,452 of
 debt, net of stock surrendered              -       -     361,774      362      95,088         -             -        95,450
Issuance of preferred stock in private
 placement offerings, net of offering
 costs of $376,727                       87,100      87         -        -    3,958,186         -             -     3,958,273
Amortization of deferred compensation        -       -          -        -           -       8,951            -         8,951
Issuance of warrants for debt and
 consulting expenses                         -       -          -        -    1,664,616         -             -     1,664,616
Net loss for the year                        -       -          -        -           -          -     (7,791,146)  (7,791,146)
                                        -------  ------  ---------  ------- -----------  ---------  ------------  -----------
Balance - December 31, 1996              87,100      87  5,052,811    5,053  14,996,682    (14,486)  (13,497,307)   1,490,029

Conversion of debt and accrued
 interest into common stock and
 warrants                                    -       -     940,000      940     478,994         -             -       479,934
Conversion of preferred stock and
 $49,202 of accrued dividends into
 common stock                           (49,742)    (50) 1,242,131    1,242      48,010         -             -        49,202
Issuance for cash and warrants               -       -     287,500      287     139,713         -             -       140,000
Issuance of preferred stock in private
 placement offerings, net of offering
 costs of $39,636 and finders fee of
 $140,000                                40,000      40         -        -    1,820,324         -             -     1,820,364
Exercise of warrants and options             -       -     110,693      111      40,585         -             -        40,696
Issuance of warrants for debt                -       -          -        -      721,500         -             -       721,500
Amortization of deferred compensation        -       -          -        -           -      14,486            -        14,486
Dividends on preferred shares                -       -          -        -           -          -       (367,730)    (367,730)
Net loss for the year                        -       -          -        -           -          -     (5,394,936)  (5,394,936)
                                        -------  ------  ---------  ------- -----------  ---------  ------------  -----------
Balance - December 31, 1997              77,358   $  77  7,633,135  $ 7,633 $18,245,808  $      -   $(19,259,973) $(1,006,455)
                                        =======  ======  =========  ======= ===========  =========  ============  ===========

   The accompanying notes are an integral part of these statements.

                       INNOVUS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        1997         1996        1995
                                                   -----------  -----------  -----------
Cash Flows from Operating Activities
  Net loss                                         $(5,394,936) $(7,791,146) $(3,735,351)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                   2,148,727      972,310      433,487
     Expenses for issued warrants                    1,187,643    1,032,276           -
     Loss on asset disposition                         151,228           -            -
     Changes in assets and liabilities:
       Accounts receivable                             116,761      (56,995)     (51,944)
       Inventories                                      39,003      (39,003)      27,360
       Accounts payable and accrued expenses          (213,005)     652,041       75,993
       Other                                           149,230      (31,186)      10,495
                                                   -----------  -----------  -----------
  Net Cash Used in Operating Activities             (1,815,349)  (5,261,703)  (3,239,960)
                                                   -----------  -----------  -----------
Cash Flows From Investing Activities
  Acquisition of property and equipment                (13,921)     (90,725)    (506,654)
  Proceeds from asset disposition                      867,782           -            -
  Increase in software development costs            (1,108,583)    (720,344)    (793,233)
                                                   -----------  -----------  -----------
  Net Cash Used in Investing Activities               (254,722)    (811,069)  (1,299,887)
                                                   -----------  -----------  -----------
Cash Flows From Financing Activities
  Proceeds from borrowing                              620,000    1,470,300           -
  Payments to reduce long-term debt and capital
    lease obligations                               (1,345,421)  (1,075,430)  (1,146,068)
  Net proceeds from issuance of preferred and
    common stock                                     2,001,060    4,201,468    7,576,233
  Collection of receivable from stockholder                 -            -       130,250
                                                   -----------  -----------  -----------
   Net Cash Provided by Financing Activities         1,275,639    4,596,338    6,560,415
                                                   -----------  -----------  -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                         (794,432)  (1,476,434)   2,020,568

Cash and Cash Equivalents at Beginning of Year         886,122    2,362,556      341,988
                                                   -----------  -----------  -----------
Cash and Cash Equivalents at End of Year           $    91,690  $   886,122  $ 2,362,556
                                                   ===========  ===========  ===========

Supplemental Cash Flow Information - Note 11

        The accompanying notes are an integral part of these statements.

                       INNOVUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONSOLIDATION - The accompanying consolidated financial statements contain the accounts of Innovus Corporation, a Delaware corporation, and its wholly-owned subsidiary, Innovus Multimedia, Inc. (collectively referred to herein as "the Company"). Intercompany accounts and transactions have been eliminated in consolidation.

On May 8, 1998, the Company entered into an Agreement and Plan of Share Exchange (the "Agreement") with Intermark Corporation ("Intermark"). Under the terms of the Agreement, the shareholders of Intermark are to exchange all of the outstanding capital stock of Intermark for common stock of the Company equal to 75% of the common stock of the Company outstanding immediately after the closing. Completion of the Agreement is conditioned upon certain events occurring including the holders of Intermark securities executing the Agreement. If the Agreement is consummated, there would be a change in control of the Company. In connection with the Agreement, the Board of Directors has approved a 1-for-10 reverse stock split pending shareholder approval. The Company's financial statements will be restated upon shareholder approval.

TERMINATION OF BUSINESS ACTIVITIES - The Company's operations have been as a provider of software development tools designed for building modifiable media-intensive business information management systems. These tools provided links for customers to databases through open data base connectivity, object linking and embedding technology. Prior to 1996, a significant portion of the Company's sales were for multimedia interactive kiosk systems. The systems were primarily sold to United States government agencies. Sales and support of kiosk systems were terminated in 1996. During 1997, the Company disposed of substantially all of its inventory and property and equipment, concluded its software development activity and fully amortized the remaining cost of capitalized software products. During 1998, the Company terminated its remaining sales and marketing activities. As a result, the Company does not have any significant assets or continuing operations. Management's recent activities have been to restructure the Company in preparation for completing the agreement with Intermark.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. An estimate which was subject to significant accounting sensitivity and which was affected by expected future gross revenues was the realization of capitalized software development costs. Management believes the estimates used in determining the carrying value of capitalized software development costs as of the respective balance sheet dates were reasonable.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of financial instruments is not presented because, in Management's opinion, there is no material difference between carrying amounts and estimated fair values of financial instruments as presented in the accompanying consolidated balance sheets.

CASH AND CASH EQUIVALENTS - All highly-liquid debt instruments purchased with maturities of three months or less have been considered cash equivalents.

INVENTORIES - Inventories consisted of packaged software products and individual component units awaiting assembly as packaged software. Inventory was valued at the lower of cost or market with cost being determined using the first-in, first-out method. The cost of remaining inventories was recognized in operations during the year ended December 31, 1997 due to uncertainty regarding its market value.

DEPRECIATION AND AMORTIZATION - Property and equipment are reported at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased properties under capital leases were amortized over the shorter of the lives of the respective leases or over the service lives of the assets. The straight-line method of depreciation is followed for financial reporting purposes and accelerated methods are used for income tax purposes. Losses on assets dispositions are included in results of operations.

SOFTWARE DEVELOPMENT COSTS - Costs incurred in creating computer software products were charged to operations as research and development expense prior to the development of a detailed program design or a working model. After the detailed program design or working model was established, costs of producing product masters were capitalized as software development costs.

Costs of maintenance and customer support were recognized as expense when the related revenue was recognized or when those costs were incurred, whichever occurred first. Amortization of capitalized costs relating to each software product began when that product was released for sale to customers. Amortization was computed using the greater of (a) the ratio that current revenues from the software bear to current and estimated future revenues from the software or (b) the straight-line method over the remaining estimated economic life of the software, which was one to two years. Unamortized costs were carried at the lower of cost or net realizable value. Due to uncertainty regarding realization of capitalized software costs, those costs were fully recognized as amortization of software development costs during 1997.

INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

COMMON STOCK - During March 1995, the Company completed a reverse split of its common stock on a 1-for-2 basis. The accompanying financial statements have been restated to reflect this stock split for all periods presented.

REVENUE RECOGNITION - The Company recognized revenues on the majority of its product sales and services at the time of product delivery or the rendering of services. Occasionally, the Company entered into long-term contracts under which services were delivered over the term of the contract. Revenue under long-term contracts were recognized on the percentage-of-completion method.

PRODUCT DEVELOPMENT EXPENSE - Product development expense includes all expenses related to future releases and enhancements of products, including research, development, porting of software to new operating systems and platforms, documentation and development of training programs, less allowable capitalized software development costs. Research and development costs incurred under contracts with others were recognized as cost of products and services sold as incurred.

BASIC AND DILUTED LOSS PER COMMON SHARE - In the fourth quarter 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because, as more fully discussed in Notes 8 and 10, 2,646,563 common stock warrants and options and 77,358 shares of preferred stock were outstanding at December 31, 1997 which would decrease the loss per share and have been excluded from the calculation. The effect of the new standard on prior years was immaterial; accordingly, prior periods have not been restated.

NEW ACCOUNTING STANDARDS - The Financial Accounting Standard Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in 1997. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

The Company adopted SFAS No. 128 Earnings Per Share and SFAS No. 129 Disclosures of Information About Capital Structure in 1997. In accordance with SFAS Nos. 128 and 129, both basic loss per share and diluted net loss per share as well as rights and liquidation preferences of debt and equity securities have been presented in the accompanying consolidated financial statements.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

NOTE 2-REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses during recent years, which has resulted in an accumulated deficit of $19,259,973 as of December 31, 1997. The Company has used the proceeds from issuance of equity securities and from debt financing to fund its recurring losses. Given the losses, the discontinuation of sales and marketing of its software products and the lack of operating working capital, it is not presently known whether the Company can continue to satisfy its obligations in the future and there is substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverablity and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue. On May 8, 1998, as discussed in Note 1, the Company entered into an agreement with Intermark whereby Management plans to transfer control of the Company to management and the shareholders of Intermark. There is no assurance the reorganization with Intermark will result in profitable operations, obtaining sufficient financing or the ability to continue as a going concern.

NOTE 3-PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives consisted of the following at December 31:

                                           Years        1997         1996
                                           -----     ---------   ----------
     Building                                40      $      -    $  422,231
     Computer and office equipment         5 - 7        87,809      907,499
     Furniture and fixtures                5 - 7        25,227      115,859
                                                     ---------   ----------
     Total Building and Equipment                      113,036    1,445,589
     Less: Accumulated depreciation and
      amortization                                     (55,846)    (478,845)
                                                     ---------   ----------
     Net Building and Equipment                         57,190      966,744
     Land                                    -              -       374,431
                                                     ---------   ----------
     Property and Equipment, Net                     $  57,190   $1,341,175
                                                     =========   ==========

Depreciation expense, including amortization expense related to equipment recorded under capital leases, was $215,834, $166,686 and $118,023 for the years ended December 31, 1997, 1996 and 1995, respectively. The gross amount of equipment recorded under capital leases at December 31, 1997 and 1996 was $13,321 and $119,083, respectively, with related accumulated amortization of $7,327 and $15,460 at December 31, 1997 and 1996, respectively. The loss from disposal of a significant portion of property and equipment was included in other income (expense) during the year ended December 31, 1997.

NOTE 4-SOFTWARE DEVELOPMENT COSTS
                                                        1997        1996
                                                    ----------  ----------
     Balance at beginning of year                  $  809,824   $  886,153
     Additions during year                          1,108,583      720,344
     Amortization                                   (1,918,407)   (796,673)
                                                    ----------  ----------
     Balance at End of Year                         $       -   $  809,824
                                                    ==========  ==========

Accumulated amortization totaled $3,030,544 and $1,112,137 at December 31, 1997 and 1996, respectively.

Through March 31, 1998, Management was of the opinion that the Company's software products would be accepted by the market in commercial quantities but the lack of sufficient resources to market the software products had delayed determination of their acceptance by the market. However, due to customers recently returning software products after evaluation and due to other rejections of the software, Management has determined to not pursue marketing the software products further. Accordingly, the carrying value of the software has been reduced to zero at December 31, 1997 by recognizing an additional $775,568 of amortization during the year ended December 31, 1997.

NOTE 5-LONG AND SHORT-TERM OBLIGATIONS

NOTES PAYABLE - Notes payable are summarized as follows:

                                                        1997         1996
                                                    ----------   ----------
  Note payable under a seller financed mortgage
    collateralized by building and land; paid upon
    sale of building and land in October 1997       $       -    $  682,934
  Notes payable under bridge financing agreements,
    net of unamortized discount                             -       (21,143)
  Promissory note payable to a finance company          28,098       38,250
                                                    ----------   ----------
  Total Notes Payable                                   28,098      700,041
  Less current maturities, net                          28,098       28,477
                                                    ----------   ----------
  Long-Term Notes Payable                           $       -    $  671,564
                                                    ==========   ==========

In June 1997, the Company entered into bridge financing agreements which authorized the Company to borrow up to $500,000 from certain individual lenders which were related parties. The lenders received, for each $1.00 loaned to the Company, a warrant to purchase one share of common stock of the Company exercisable at $3.00 per share. The agreements were subordinate to the security interest of a bank in substantially all of the assets of the Company. In June and July, the Company borrowed $405,000 under these bridge financing agreements, and warrants to purchase 405,000 common shares exercisable at $3.00 per share were issued to the lenders. The warrants were exercisable over a three-year period. The estimated fair value of the warrants on the dates awarded approximated $526,500 which was recognized as interest expense. The agreements bore interest at 10% in addition to the amortization of the warrants' fair value resulting in an effective interest rate of 132%. The loans were converted to common stock during 1997.

In 1997, the Company borrowed $65,000 from an officer and director which amount was unsecured and was surrendered to the Company in payment of stock subscriptions. In August 1997, the Company borrowed $150,000 against its interest in its building and land, in the form of a second mortgage. Interest was paid by issuing 150,000 warrants to purchase common stock at $1.75 per share. The warrants are exercisable for three years. The estimated fair value of the warrants on the date of grant approximated $195,000. This amount has been amortized as interest expense over the life of the loan. This note was paid upon the sale of the building and land in October 1997.

In September 1996, the Company entered into bridge financing agreements, which authorized the Company to borrow up to $625,000, from certain unrelated and related parties and stockholders. The agreements bear interest at prime plus 1% in addition to the amortization of the warrants' fair value (Note 10), resulting in an effective interest rate of 704% at December 31, 1996. The agreements are subordinate to the security interest of the bank, as explained below in Note 5, in substantially all of the assets of Company. The payments are due July 1997. Under the terms of the agreements, if the Company repays any principal portion of the notes prior to March 31, 1997, the Company is entitled to reborrow such repayment amounts. If the holders of the notes decline to loan the Company the amounts requested, the holders of the notes forfeit the right to exercise one half of the detachable warrants they hold as discussed in Note 10. The financing was accomplished by issuing detachable warrants for the purchase of 312,500 shares of common stock with an exercise price of $5.50 per share. The estimated fair value of the warrants on the date of grant approximated $1,239,000. This amount is being amortized as interest expense over the life of the agreements. The unamortized portion at December 31, 1996 approximates $466,000 and is included as an offset to the related debt in the 1996 balance sheet. At December 31, 1996, the Company has drawn $445,000, when not including the $466,000 offset, under these financing agreements of which $345,000 was from unrelated lenders and $100,000 was from an officer and director of the Company.

LINE-OF-CREDIT - In May 1996, the Company entered into a revolving line-of-credit loan agreement with a bank with a maximum amount available of $500,000, with an additional $1,000,000 available subject to qualifying collateral. Interest was computed at prime plus 1.5% (9.75% at December 31, 1996), payable monthly, with maturity in May 1997 and collateralized by substantially all of the Company's assets, including its inventory, accounts receivable and technology. The Company issued warrants for the bank to purchase 4,688 shares of common stock in connection with the agreement. The agreement contains certain restrictive covenants including, but not limited to, a requirement that the Company declare no dividends while the line-of credit is outstanding. During 1997, the bank would not allow the Company to draw on the line-of-credit due to the Company's deteriorating financial position. At December 31, 1997 and 1996, the Company had no amounts outstanding on the line-of-credit.

CAPITAL LEASES - The Company has equipment under capital lease obligations. The following is a schedule by years of future minimum lease payments under capital leases as of December 31, 1997 together with the present value of the net minimum lease payments:

   Year Ending December 31, 1998                          $    3,017
   Less amount representing interest                           1,105
                                                          ----------
   Present value of net minimum lease payments            $    1,912
                                                          ==========

NOTE 6-401(K) PROFIT SHARING PLAN

The Company maintains a compensation plan pursuant to Section 401(k) of the Internal Revenue Code (the Plan). Participation in the Plan is available to all employees 21 years of age and older. The Company may, at its option, make contributions to the Plan equal to a percentage of voluntary contributions made by participants or it may make a contribution equal to a percentage of the salary of all participants. The Company made no contributions to the Plan during 1997, 1996 and 1995.

NOTE 7-INCOME TAXES

The major components of the net deferred tax asset as of December 31, 1997 and 1996 were as follows:

                                                   1997            1996
                                           ------------     -----------
Depreciation                               $    (30,203)    $   (56,679)
Software development costs                      419,997         719,857
Accrued expenses                                      -          56,399
Deferred compensation                             9,186          19,501
Operating loss carry forwards                 6,907,405       4,561,166
Valuation allowance                          (7,306,385)     (5,300,244)
                                           ------------     -----------
Net Deferred  Tax Asset                    $         -      $        -
                                           ============     ===========

The Company had operating loss carry forwards at December 31, 1997 of $18,565,150 which expire in the years 2005 through 2012, if unused. Under federal tax law, certain potential changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carry forwards.

The components of the provision for income taxes were immaterial for all periods presented. The following is a reconciliation of the income tax at the federal statutory tax rate of 34% with the provision for income taxes for the years ended December 31, 1997, 1996 and 1995.

                                          1997          1996          1995
                                     -----------   -----------   -----------
  Income tax benefit at statutory
    rate                             $(1,834,278)  $(2,648,990)  $(1,270,019)
  Change in deferred tax asset
    valuation allowance                2,006,141     2,924,579     1,391,536
  Nondeductible expenses                   6,170        15,081        17,812
  State taxes, net of federal
    benefit                             (178,033)     (290,670)     (139,329)
                                     -----------   -----------   -----------
  Provision for Income Taxes         $        -    $        -    $        -
                                     ===========   ===========   ===========

NOTE 8-PREFERRED STOCK

There are 1,000,000 shares of preferred stock, par value $0.001 per share, authorized of which 100,000 and 12,000 shares have been designated as Series A and Series E preferred stock, respectively, with no shares outstanding. In addition, 55,000 shares have been designated Series C preferred stock with 23,858 shares outstanding, 20,100 shares have been designated Series D preferred stock with 1,500 shares outstanding, 40,000 shares have been designated as Series F preferred stock, 40,000 of which are outstanding and 12,000 shares have been designated as Series G Preferred stock all of which are outstanding.

The Series C, D, F and G preferred stock have a stated value of $50 per share. The holders of the Series C and D preferred stock are entitled to dividends computed at an annual rate of 5% of the stated value, or $2.50 per share per annum. The holders of the Series F and G preferred stock are entitled to dividends computed at an annual rate of 10% of the stated value, or $5.00 per share per annum. The dividends are cumulative and are payable at the time of conversion or redemption (unless earlier declared and paid) in cash or shares of common stock. annual preferred dividend requirements as of December 31, 1997 were $323,395. The preferred stockholders have no voting rights and a liquidation preference equal to the stated value of the preferred stock plus accrued but unpaid dividends.

In 1997, the Company issued 40,000 shares of Series F convertible preferred stock and warrants to acquire 200,000 shares of common stock in private placement offerings for $2,000,000. The offering costs and finders fee totaled $179,636 which resulted in net proceeds of $1,820,324. In addition, 12,000 shares of Series E convertible preferred stock were exchanged for 12,000 shares of Series G convertible preferred stock.

In 1996, the Company issued in private placement offerings 55,000 shares of Series C convertible preferred stock for $2,750,000 and 12,000 shares of Series E convertible preferred stock for $600,000. As discussed in Note 9, total offering costs were $165,442 which resulted in net proceeds of $3,184,558 including the conversion of the 20,100 shares of Series D preferred stock. The Company issued a total of 87,100 shares of preferred stock for net proceeds of $4,124,470 after offering costs of $210,530.

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

During the year ended December 31, 1997, preferred stockholders converted 31,142 shares of Series C and 18,600 shares of Series D preferred stock into 1,208,880 shares of common stock in several transactions at an average price of $2.06 per share. Also, $49,202 in dividends associated with Series C and Series D preferred stock were converted into 33,251 shares of common stock.

NOTE 9-COMMON STOCK

During 1997, common stock purchase warrants and options were exercised resulting in the Company issuing 110,693 shares of common stock for cash proceeds of $40,696.

During 1997, the Company received subscriptions for the issuance of 1,220,000 shares of common stock and warrants to purchase up to 305,000 shares of common stock from an affiliate and others. The subscription price was $2.00 for each unit consisting of four shares of common stock and one warrant. The warrants are exercisable at $0.75 per share.

The Company had realized $470,000 of the stock subscriptions, from the conversion of $405,000 outstanding bridge loans and $65,000 the conversion of the unsecured debt. The remaining $140,000 of the subscription proceeds were received by the Company in cash. An additional 7,500 common shares were issued for $9,934 of accrued interest relating to the converted debt.

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

NOTE 10-STOCK OPTIONS AND WARRANTS

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

1995 GRANTS: During 1995, the Company authorized and granted 400,000 warrants and 25,000 stock options for a total of 425,000 shares of common stock. The warrants were granted in connection with a consulting agreement and were exercisable at $7 per share, which was greater than the market value of the common stock on the date granted. The warrants became exercisable in February 1995 and expire on February 15, 2000 if not exercised. In September 1996, the warrants were repriced to the quoted market value of the underlying stock of $5 per share.

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

1996 GRANTS: During 1996, the Company authorized and granted 417,188 warrants and 325,000 stock options (inclusive of the stock options for 75,000 shares discussed above) for the right to acquire a total of 742,188 shares of common stock. Included were warrants for 312,500 shares of common stock which were issued in connection with the issuance of $625,000 of notes to related parties and other lenders. The warrants are exercisable at $5.50 per share which was the market value of the common stock on the date the warrants were issued. The warrants are exercisable through September 2002, however, warrants for 156,250 shares are exercisable only if the lenders allow the Company to reborrow through March 31, 1997, any amounts that the Company prepays under the terms of the notes as explained in Note 5.

Warrants for 100,000 shares of common stock were issued to individuals for consulting services. The estimated fair value of the warrants on the dates of grant approximated $425,000. Of this amount, approximately $167,000 was netted against the proceeds received on the issuance of preferred stock during 1996. The remaining $258,000 was recorded as a general and administrative expense in the 1996 statement of operations. The warrants are exercisable at prices ranging from $4.25 to $5.75 per share and are exercisable through November 2001.

Warrants for 4,688 shares of common stock were issued in connection with the line-of-credit discussed in Note 5. The warrants are exercisable at $8 per share and were exercisable on date of grant and expire in May 2001.

Options for 250,000 shares of common stock were granted to the president and two outside directors. These options were repriced in September 1996 from $8 per share to the quoted market value of $5 on the date repriced.

1997 Grants: During 1997, the Company authorized and granted 1,110,000 warrants and 200,000 stock options for the right to acquire a total of 1,310,000 shares of common stock. Warrants to acquire 200,000 shares of common stock were issued in connection with the issuance of 40,000 shares of Series F preferred stock for $2,000,000.

Warrants for 405,000 shares of common stock and $405,000 of convertible debt were issued for $405,000. The warrants are exercisable at $3.00 per share. Warrants for 305,000 shares of common stock and 1,220,000 shares of common stock were issued as a unit upon conversion of debt and for cash. The warrants are exercisable at $0.75 per share. Warrants for 150,000 shares of common stock were issued in payment of interest on $150,000 loaned to the Company. The warrants are exercisable at $1.75 per share. The exercise prices of these warrants were equal to or greater than the market value of the common stock on the dates the warrants were issued. During 1997, warrants for 193,125 common shares were repriced from an exercise price of $5.50 per share to $2.50 per share.

Warrants for 50,000 shares of common stock were granted to an officer and director. The warrants are exercisable at $2.50 per share which was equal to or greater than the market value of the common stock on the date the warrants were issued. During 1997, the Company granted to an officer/director an option to purchase 200,000 common shares at $2.50 per share. The option vests 50% immediately, an additional 25% at the end of year one and the final 25% at the end of year two. The options expire in five years. The exercise price of $2.50 was the fair market value of the underlying stock on the date granted.

The following is a summary of the activity relating to non-qualified warrants and options through December 31, 1997:
                                                                        Weighted
                                                                         Average
                                                Stock      Exercise     Exercise
                                     Warrants  Options      Price        Price
                                   ----------  -------   ------------  --------
Outstanding at January 1, 1995       163,215   505,113   $0.25 - 3.50    $ 0.40

Granted                              400,000    25,000    7.00 - 7.50      7.03
Exercised                            (89,465) (116,156)   0.25 - 1.75      0.29
Canceled or expired                       -         -          -             -
                                   ---------   -------   ------------   --------
Outstanding at December 31, 1995     473,750   413,957    0.25 - 7.50      3.57
Granted                              417,188   325,000    2.50 - 8.00      4.11
Exercised                                 -   (253,332)          0.25      0.25
Canceled or expired                       -    (73,750)          0.25      0.25
                                   ---------   -------   ------------   --------
Outstanding at December 31, 1996     890,938   411,875    0.25 - 8.00      4.28
Granted                            1,110,000   200,000    0.75 - 3.00      2.39
Exercised                            (61,166)       -            0.25      0.25
Canceled or expired                  (12,584)       -            0.25      0.25
                                   ---------   -------   ------------   --------
Outstanding at December 31, 1997   1,927,188   611,875   $0.25 - 8.00    $ 3.40
                                   =========   =======   ============   ========

The following table summarizes information concerning non-qualified outstanding and exercisable stock and options at December 31, 1997:

                                     Weighted-Average
                                        Remaining
                                       Contractual
        Range of          Number           Life      Weighted-Average
     Exercise Prices     Outstanding      (Years)      Exercise Price
    -----------------   -------------    --------     ----------------
     $0.25  - $0.75           341,875      2.67            $0.74
      1.75  -  2.50           581,250      3.81             2.30
      3.00  -  4.00           605,000      2.95             3.33
      4.25  -  5.51         1,006,250      3.14             4.96
          8.00                  4,688      3.39             8.00
                        -------------
                            2,539,063
                       ==============

         Range of           Number           Weighted-Average
     Exercise Prices      Exercisable         Exercise Price
   ------------------    ------------       ------------------
    $0.25  - $0.75            314,219            $0.75
     1.75  -  2.50            481,250             2.25
     3.00  -  4.00            605,000             3.33
     4.25  -  5.51            856,250             4.98
     8.00                       4,688             8.00
                         ------------
                            2,261,407
                         ============

SUBSEQUENT   EVENT  -  During  1998,   many  of  the  warrant   agreements  were
renegotiated. As a result 428,438 of the warrants were canceled.

During 1998, 1,248,750 warrants were repriced, as follows: 817,500 of the warrants that were initially exercisable at $0.75 to $5.50 were repriced to being exercisable at $0.15 per common share and 431,250 of the warrants that were initially exercisable at $0.75 to $5.50 were repriced to being exercisable at $0.20 per warrant.

QUALIFIED OPTIONS -During 1995, the Company granted options under the Plan to purchase 653,112 shares of common stock with exercise prices equal to the market value of the common stock on the dates granted.

During 1996, options for 198,500 shares were granted under the Plan which are exercisable through December 2001. The following is a summary of the activity relating to qualified options under the Plan through December 31, 1997:

                                                                   Weighted
                                                                    Average
                                     Stock           Exercise       Exercise
                                    Options            Price         Price
                                 ------------     ---------------   --------
 Outstanding at January 1, 1995       771,425     $  0.25 -  0.51    $0.36
 Granted                              653,112        3.00 - 10.25     4.56
 Exercised                             (2,385)               0.51     0.51
 Canceled or expired                  (52,156)       0.51 -  3.00     1.85
                                  -----------
 Outstanding at
 December 31, 1995                  1,369,996       0.25 - 10.25      2.31
 Granted                              198,500       5.50 - 13.00      6.23
 Exercised                           (160,142)      0.25 -  3.00      0.37
 Canceled or expired                 (614,063)      0.25 - 13.00      1.98
                                 ------------
 Outstanding at
 December 31, 1996                    794,291       3.00 -  4.25      2.67
 Granted                                    -                -         -
 Exercised                            (49,527)              0.51      0.51
 Canceled or expired                 (637,264)       0.51 - 4.25      2.59
                                 ------------

 Outstanding at December 31, 1997     107,500        3.00 - 4.25      4.13
                                 ============

 Exercisable at December 31, 1997      50,834        3.00 - 4.25      4.13
                                  ===========

The following table summarizes information concerning qualified outstanding and exercisable stock options at December 31, 1997:

                                       Weighted-Average
                                          Remaining
                          Number      Contractual Life     Weighted-Average
     Exercise Prices    Outstanding       (Years)           Exercise Price
     ---------------   -------------  -----------------   -----------------
          $3.00              10,000        2.01                $ 3.00
           4.25              97,500        3.50                  4.25
                        -----------
                            107,500
                        -----------


                                Number          Weighted-Average
       Exercise Prices        Exercisable       Exercise Price
     -----------------       ------------     -----------------
            $3.00                 5,000             $ 3.00
             4.25                45,834               4.25
                            -----------
                                 50,834
                            ===========

Fair Value of Options and Warrants Granted and Pro Forma Loss - The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Therefore, the Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant dates consistent with the methodology prescribed by SFAS 123, the Company's net loss as well as basic and diluted loss per share would have been increased to the following pro forma amounts:



                                         1997          1996          1995
                                   ------------  ------------   -----------
  Net Loss
     As reported                    $(5,394,936)  $(7,791,146)  $(3,735,351)
     Pro forma                       (5,863,243)   (8,824,279)   (5,227,807)

  Basic and Diluted Loss Per Share
     As reported                    $     (0.86)  $     (1.59)  $     (0.98)
     Pro forma                            (0.94)        (1.80)        (1.38)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation cost related to grants made before 1995. The fair value of these options and warrants were estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: expected volatility of 72.1%, 67.17% and 65.89%, respectively; risk-free interest rate of 6.20%, 6.10% and 6.10%, respectively; and expected life of 5.0,
4.2 and 4.2 years, respectively. The weighted-average fair value of options and warrants granted was $1.61, $3.88 and $2.49 in 1997, 1996 and 1995, respectively.

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

NOTE 11--SUPPLEMENTAL CASH FLOWS INFORMATION

Non-Cash Stock and Payables Activities - During 1997, interest expense in the amount of $721,500 was recognized in connection with warrants issued with debt, $49,202 of dividends on Series C and Series D preferred stock was paid with 33,251 shares of common stock and $470,000 of bridge loans and $9,934 of accrued interest were converted into common stock. During 1997, $367,730 of dividends were accrued on preferred shares. Of this amount, $49,202 was settled when the preferred shares were converted to common shares.

In 1996, 72,644 shares of common stock were issued upon exercise of options for which the option holder canceled debt owed by the Company in the amount of $18,452.

In 1995, note holders voluntarily converted debt owed to them in the amount of $148,250 into 69,382 shares of common stock at an average of $2.14 per share. The conversion ratio was based on the fair value of common stock on the date of the conversion. In addition, $42,975 of notes payable to an unrelated party were converted into 9,550 shares of common stock at $4.50 per share and $15,619 of accrued and unpaid interest was added to the principal amount of notes payable.

Property and Equipment and Payables Activities - During 1997, the Company sold its building and land. In connection with the sale of the building, the buyers assumed capital leases for telephone equipment in the building totaling $63,062. During 1996, capital leases for computer and office equipment were executed for $56,336.

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

Notes Payable Activities - During 1997, the Company financed life insurance for officers by issuing a note payable in the amount of $28,098.

Warrants Issued With Debt and To Consultants - During 1996, the Company issued debt with detachable warrants. The unamortized portion of the costs of warrants of approximately $466,000 is shown as a reduction of the related debt.

Also during 1996, warrants were issued to consultants who assisted in raising capital through the issuance of preferred stock. The estimated fair value of the warrants were offset against the proceeds received.

Cash Paid For Interest - Cash flows from operating activities included interest paid of $92,799, $91,038 and $147,039 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 12-EMPLOYMENT AGREEMENT

The Company has entered into an employment agreement expiring in 1999 with a key employee. The agreement is renewed automatically for an additional one year period unless either party gives written notice of non-renewal not less than ninety days prior to the expiration. The agreement provides for a base payment of $185,000 per year. The agreement also provides that the employee will receive stock options to purchase up to 100,000 shares of common stock and can earn bonuses based upon performance.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a number of collection actions filed by its creditors. The largest of which is with Multiling International who contends the Company owes them $30,433 for interest and costs for services rendered. Amounts which Management deem are owed to such creditors, including amounts subsequently paid in settlement of the claims and actions, have been accrued in the accompanying consolidated financial statements at December 31, 1997.

NOTE  14-SUBSEQUENT EVENTS

In January 1998, the Company entered into agreements with two unrelated parties. Under the terms of the agreements, the Company granted to the unrelated parties certain rights and licenses relating to the Company's software products know as "Licensed Works." The unrelated parties accepted a non-exclusive, world-wide, non-transferable, perpetual, irrevocable license. For a period of three years and five years from the effective date, the unrelated parties are to not reproduce, license, rent, lease, or otherwise distribute source code of the Licensed Works or "Derivative Works." They shall not incorporate the Licensed Works or Derivative Works into a third party product and shall not sub-license any of the rights granted to them to third parties. In consideration of the licenses granted to the unrelated parties, the Company is to receive $35,000 of licensing fees and a 2% royalty on gross product revenue of the Licensed Works and Derivative Works from one of the agreements and $20,000 of licensing fees and a royalty equal to 75% of the gross sales of Licensed Works and Derivative in conjunction with the other agreement.

During April 1998, in anticipation of seeking a company with which to merge, the Company offered to exchange common stock with the holders of Series C, D, F and G Preferred Stock. The terms of conversion varied for each series of preferred stock. As of the end of May, a substantial portion of the preferred shares had been returned to the Company and exchanged for shares of common stock.

On May 6, 1998, the Company entered into a lease cancellation agreement relating to office space. As part of the agreement of release from the lease, the Company was obligated to pay to the landlord $12,076.

On May 8, 1998, the Company entered into an Agreement and Plan of Share Exchange with Intermark Corporation. Under the terms of the agreement, the exchanging security holders are to deliver and exchange all of the outstanding capital stock of Intermark for capital stock of the Company having voting power equal to 75% of the capital stock outstanding. The stock issued to the exchanging security holders will be comprised of a limited number of authorized and unissued shares of the Company's common stock and the remainder will be composed of authorized and unissued shares of new preferred stock called Series H Convertible preferred Stock which will be convertible into common stock and have voting rights equivalent to the number shares of common stock which would be issuable upon conversion. The Company's Board of Directors also authorized and agreed to recommend the Company's stockholders approve a 1-for-10 reverse stock split of its common stock.

                                    SIGNATURE

   In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INNOVUS CORPORATION

Dated: July 31, 1998                       By /s/ Terry R. Haas
                                             ---------------------------
                                              Terry R. Haas, President