Form 10QSB/A
period 1998-03-31
INNOVUS CORP
filed 1998-08-19
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1
(Mark One)

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

                                 (801) 474-9228
                (Issuer's telephone number, including area code)

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


                                        INNOVUS CORPORATION AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                                     March 31,      December 31,
                                                                                          1998              1997
                                                                                --------------    --------------
                                                      ASSETS
Current Assets
     Cash and cash equivalents..................................................$        9,274    $       91,690
     Prepaid expenses...........................................................        21,321            29,159
                                                                                --------------    --------------

         Total Current Assets...................................................        30,595           120,849
                                                                                --------------    --------------

Property and Equipment, net.....................................................        51,930            57,190
                                                                                --------------    --------------

Total Assets....................................................................$       82,525    $      178,039
                                                                                ==============    ==============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable...........................................................$      837,159    $      811,333
     Accrued compensation.......................................................        17,095            21,598
     Accrued liabilities........................................................         7,528             3,025
     Current maturities of notes payable........................................        18,962            28,098
     Current maturities of capital lease obligations............................         1,151             1,912
     Preferred dividends payable................................................       399,669           318,528
                                                                                --------------    --------------

         Total Current Liabilities..............................................     1,281,564         1,184,494
                                                                                --------------    --------------

Stockholders' Deficit
     Preferred stock - $0.001 par value;  1,000,000  shares  authorized;  77,358 shares issued and outstanding;
       liquidation preference of $3,867,823 at March 31, 1998...................            77                77
     Common stock - $0.001 par value; 15,000,000 shares
       authorized; 7,633,135 issued and outstanding.............................         7,633             7,633
     Additional paid-in capital.................................................    18,245,808        18,245,808
     Accumulated deficit........................................................   (19,452,557)      (19,259,973)
                                                                                --------------    --------------

         Total Stockholders' Deficit............................................    (1,199,039)       (1,006,455)
                                                                                --------------    --------------

Total Liabilities and Stockholders' Deficit.....................................$       82,525    $      178,039
                                                                                ==============    ==============

        See the accompanying notes to the condensed financial statements.


                                        INNOVUS CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                                        For the Three Months
                                                                                          Ended March 31,
                                                                                          1998              1997
                                                                                --------------    --------------

Net Sales.......................................................................$       24,578    $      273,474
                                                                                --------------    --------------

Costs and Operating Expenses
     Costs of products and services sold........................................         1,752            93,578
     Amortization of software development costs.................................         5,260           257,120
     Selling and marketing......................................................        40,734           569,329
     General and administrative.................................................        86,697           226,780
                                                                                --------------    --------------

         Total Costs and Operating Expenses.....................................       134,443         1,146,807
                                                                                --------------    --------------

Operating Loss..................................................................      (109,865)         (873,333)
                                                                                --------------    --------------

Other Income (Expense)
     Interest income............................................................            --             8,320
     Interest expense ..........................................................        (1,579)         (384,463)
     Other income...............................................................            --             6,642
                                                                                --------------    --------------

         Other Expense, Net.....................................................        (1,579)         (369,501)
                                                                                --------------    --------------

Net Loss........................................................................      (111,444)       (1,242,834)

Preferred Dividends.............................................................       (81,140)         (115,242)
                                                                                ---------------   --------------

Loss Applicable to Common Shares................................................$     (192,584)   $   (1,358,076)
                                                                                ==============    ==============

Basic and Diluted Loss Per Common Share.........................................$        (0.03)   $        (0.25)
                                                                                ==============    ==============

Weighted number of shares of common
   stock used in per share calculation..........................................     7,633,135         5,479,956
                                                                                ==============    ==============

        See the accompanying notes to the condensed financial statements.


                                        INNOVUS CORPORATION AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                          1998              1997
                                                                                --------------    --------------
Cash Flows from Operating Activities
     Net loss..................................................................$      (111,444)   $   (1,242,834)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization..........................................         5,260           306,597
         Expenses for issued warrants...........................................            --           349,607
         Changes in assets and liabilities:
              Accounts receivable...............................................            --          (150,382)
              Inventories.......................................................            --           (62,385)
              Accounts payable and accrued expenses.............................        25,826          (403,711)
              Other.............................................................         7,839            39,320
                                                                                --------------    --------------

         Net Cash Used in Operating Activities..................................       (72,519)       (1,163,788)
                                                                                --------------    --------------

Cash Flows From Investing Activities
     Acquisition of property and equipment......................................            --           (10,978)
     Increase in software development costs.....................................            --          (430,871)
                                                                                --------------    --------------

         Net Cash Used in Investing Activities..................................            --          (441,849)
                                                                                --------------    --------------

Cash Flows From Financing Activities
     Payments to reduce long-term debt and capital
      lease obligations.........................................................        (9,897)         (101,727)
     Net proceeds from issuance of preferred and
      common stock..............................................................            --         1,861,060
                                                                                --------------    --------------

         Net Cash Provided by (Used in) Financing Activities....................        (9,897)        1,759,333
                                                                                --------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents............................       (82,416)          153,696

Cash and Cash Equivalents at Beginning of Period................................        91,690           886,122
                                                                                --------------    --------------

Cash and Cash Equivalents at End of Period.....................................$         9,274    $    1,039,818
                                                                               ===============    ==============

        See the accompanying notes to the condensed financial statements.

                       INNOVUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1--CONDENSED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, consisting of normal recurring adjustments, except as disclosed herein, for a fair presentation of financial position and the results of operations. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the remainder of 1998.

     On an ongoing basis, management reviews the amortization and capitalization of intangible assets and necessary adjustments to carrying values, if any, are recorded.

     The financial statements have been prepared on the basis of the Company being a going concern. The Company has had continued losses, and currently has a substantial accumulated deficit and lack of financial resources, which conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements does not include any adjustments that might result from the outcome of such uncertainty.

     The accompanying unaudited financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB, as of December 31, 1997.

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. The reclassifications are not material.

NOTE 2--TERMINATION OF BUSINESS ACTIVITIES

     The Company's operations have been as a provider of software development tools designed for building modifiable media-intensive business information management systems. These tools provided links for customers to databases through open data base connectivity, object linking and embedding technology. During 1997, the Company disposed of substantially all of its inventory and property and equipment, concluded its software development activity and fully amortized the remaining cost of capitalized software products. During 1998, the Company terminated its remaining sales and marketing activities. As a result, the Company does not have any significant assets or continuing operations. Management's recent activities have been to restructure the Company in preparation for completing the below mentioned merger with Intermark Corporation

NOTE 3 --SUBSEQUENT EVENT - AGREEMENT WITH INTERMARK CORPORATION

     On August 5, 1998, the Company finalized an Agreement and Plan of Share Exchange with Intermark Corporation ("Intermark"). Under the Agreement, as amended, the shareholders of Intermark exchanged all of the outstanding capital stock of Intermark for 1,033,670 shares of Common Stock of the Company and for shares of the Company's newly created Series H Preferred stock convertible into approximately 44,272,241 shares of Common Stock. In

                       INNOVUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     addition, the Company assumed Intermark options which are now exercisable to purchase up to 6,316,524 shares of the Company's Common Stock. In connection with the Agreement, the Board of Directors has approved a 1-for-10 reverse stock split pending shareholder approval.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 1997 found in the Company's Form 10-KSB/A. The financial statements contained in this amended Form 10-QSB/A have been revised to conform to changes in the December 31, 1997 financial statements included in such Form 10-KSB/A.

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

The  Company  had  been  engaged  in  the  sale  of  multimedia   authoring  and
presentation software, with related application templates and media packages. Due to lagging sales and lack of resources, the Company ceased development and marketing activities in late 1997. In May, 1998, the Company signed an Agreement and Plan of Share Exchange with Intermark Corporation ("Intermark") whereby current Intermark shareholders would obtain securities representing 75% of the Company's voting power. Subsequent to the original filing of this report, the Intermark Agreement was amended to provide that the Intermark shareholders would receive 77.5% of the Company's voting power. The Intermark Agreement was closed in August, 1998.

Results of Operations

During the quarter ended March 31, 1998, sales were negligible. Net sales were $24,578, compared to $273,474 for the comparable period of the prior year. Although some sales of INNOVUS Multimedia and related products continued into the period, the Company did not expect significant sales. Subsequent to March 31, 1998, the Company's principal distributor returned all unsold inventory. Based upon this and the market shift to web-based software, the Company believes that further sales of the software without large scale revisions is unlikely.

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

Operating loss for the three months ended March 31, 1998 was $109,865 compared to an operating loss of $873,333 for the three months ended March 31, 1997. The reduction in operating loss reflects the substantial reduction in business activity by the Company. Comparison of the current quarter when the Company was doing little other than attempting to determine a new business plan to the first quarter of 1997 when the Company was actively attempting to market its software is not meaningful. Operating loss for the first quarter of 1998 reflects the full amortization of software development costs at December 31, 1997. Accordingly, amortization for the quarter, as reported in this amended report, consists only of $5,260 in depreciation.

The Company incurred $1,579 and $369,501 in net interest expense during the three months ended March 31, 1998 and 1997, respectively.

The Company sustained a net loss of $192,584 for the three months ended March 31, 1998 compared to a net loss of $1,358,076 for the three months ended March 31, 1997.

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

Liquidity and Capital Resources

At March 31, 1998 the Company had $9,274 of cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $1,250,969. The Company has been relying upon short-term borrowings from affiliates and others, as well as increases in accounts payable owed to vendors and a second mortgage on the Company's building, to provide the means to maintain minimal operations. Management's efforts to obtain additional equity financing have been unsuccessful. The Company does not have any firm commitments for additional equity financing. Management believes that the market overhang caused by variable conversion features of certain series of the Company's preferred stock, coupled with the risks inherent in restructuring the Company's business, have discouraged new investment. Management does not believe that the Company will be able to obtain new financing unless the preferred stock structure is revised and a new business acquired.

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

At March 31, 1998, the Company had no long term liabilities. This reflects the sale of the Company's building, relieving the Company from the first and second mortgages, as well as the sale of telephone equipment subject to a lease obligation. The remaining liabilities which might be considered long term have been classified as current liabilities due to the Company's financial condition.

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

         Exhibit 27                 Financial Data Schedule (revised)

(b) Reports on Form 8-K

         No report on Form 8-K was filed during the period reported upon.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 18, 1998


                                      INNOVUS CORPORATION



                                       By: /s/ David Mock
                                          -----------------------------------
                                          David Mock, Chairman and Principal
                                          Financial Officer