Form 10QSB
period 1998-06-30
INNOVUS CORP
filed 1998-08-31
CIK 859915

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                            (949) 833-1220
          (Issuer's telephone number, including area code)

         ___________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X       No

 The number of common shares outstanding at August 20, 1998:
 13,187,145


PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                  INNOVUS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                       June 30,  December 31,
                                                         1998        1997
                                                     -----------  -----------
                                ASSETS
Current Assets
 Cash and cash equivalents . . . . . . . . . . . . . $        -   $    91,690
 Prepaid expenses. . . . . . . . . . . . . . . . . .          -        29,159
                                                     -----------  -----------
    Total Current Assets . . . . . . . . . . . . . .          -       120,849
                                                     -----------  -----------
Property and Equipment, net. . . . . . . . . . . . .      46,669       57,190
                                                     -----------  -----------
Total Assets . . . . . . . . . . . . . . . . . . . . $    46,669  $   178,039
                                                     ===========  ===========
                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable. . . . . . . . . . . . . . . . . . $    500,212  $   811,333
 Accrued compensation. . . . . . . . . . . . . . . .           -        21,598
 Accrued liabilities . . . . . . . . . . . . . . . .        2,275        3,025
 Notes payable . . . . . . . . . . . . . . . . . . .      128,000       28,098
 Capital lease obligations . . . . . . . . . . . . .          768        1,912
 Preferred dividends payable . . . . . . . . . . . .       32,682      318,528
                                                      -----------  -----------
    Total Current Liabilities. . . . . . . . . . . .      663,937    1,184,494
                                                      -----------  -----------
Stockholders' Deficit
 Preferred stock - $0.001 par value;
   1,000,000 shares  authorized; 4,300
   and 77,358 shares issued and outstanding,
   respectively; liquidation preference of
   $215,000 at June 30, 1998 . . . . . . . . . . . .            4           77
 Common stock - $0.001 par value; 15,000,000
   shares authorized; 11,938,746 and 7,633,135
   shares issued and outstanding, respectively . . .       11,939        7,633
 Additional paid-in capital. . . . . . . . . . . . .   18,690,383   18,245,808
 Accumulated deficit . . . . . . . . . . . . . . . .  (19,319,594) (19,259,973)
                                                     ------------  -----------
    Total Stockholders' Deficit. . . . . . . . . . .     (617,268)  (1,006,455)
                                                     ------------  -----------
Total Liabilities and Stockholders' Deficit. . . . . $     46,669  $   178,039
                                                     ============  ===========

See the accompanying notes to the condensed financial statements.


                       INNOVUS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the Three Months    For the Six Months
                                     Ended June 30,          Ended June 30,
                                -----------------------  ---------------------
                                   1998        1997        1998        1997
                                ----------  -----------  --------  -----------
 Net Sales. . . . . . . . . . . $       -   $     3,385  $ 24,208  $   276,859
                                ----------  -----------  --------  -----------
 Costs and Operating Expenses
  Costs of products and services
   sold . . . . . . . . . . . .         -         8,487     1,752      102,065
  Amortization of software
  development costs . . . . . .         -       242,859     5,260      499,979
  Selling and marketing . . . .         -       410,939    40,734      980,268
  General and administrative. .     25,263      370,021   111,590      596,801
                                ----------  -----------  --------  -----------
 Total Costs and Operating
  Expenses. . . . . . . . . . .     25,263    1,032,306   159,336    2,179,113
                                ----------  -----------  --------  -----------

 Operating Loss . . . . . . . .    (25,263)  (1,028,921) (135,128)  (1,902,254)
                                ----------  -----------  --------  -----------
 Other Income (Expense)
  Interest income . . . . . . .         -         4,726        -        13,046
  Interest expense  . . . . . .     (2,075)    (174,280)   (3,654)    (558,743)
  Other income. . . . . . . . .      1,513        9,963     1,513       16,605
                                ----------  -----------  --------  -----------
 Other Expense, Net . . . . . .       (562)    (159,591)   (2,141)    (529,092)
                                ----------  -----------  --------  -----------
 Loss Before Extraordinary Item    (25,825)  (1,188,512) (137,269)  (2,431,346)
 Extraordinary Gain from Debt
  Forgiveness . . . . . . . . .    240,536           -    240,536           -
                                ----------  -----------  --------  -----------
 Net Income (Loss). . . . . . .    214,711   (1,188,512)  103,267   (2,431,346)
 Preferred Dividends. . . . . .    (81,747)     (84,832) (162,887)    (200,074)
                                ----------  -----------  --------  -----------
 Income (Loss) Applicable to
  Common Shares . . . . . . .   $  132,964  $(1,273,344) $(59,620) $(2,631,420)
                                ==========  ===========  ========  ===========
 Basic and Diluted Income
  (Loss) Per Common Share
    Loss Before Extraordinary
     Item. . . . . . . . . . .  $    (0.01) $    (0.21) $   (0.03) $    (0.46)
                                ==========  ==========  =========  ==========
    Net Income (Loss) . . . .   $     0.01  $    (0.21) $   (0.01) $    (0.46)
                                ==========  ==========  =========  ==========
 Weighted number of shares
  of common stock used in per
  share calculation . . . . . . 10,471,999   6,007,021  9,060,409   5,744,255
                                ==========  ==========  =========  ==========

 See the accompanying notes to the condensed financial statements.


                       INNOVUS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       For the Six Months
                                                          Ended June 30,
                                                   -------------------------
                                                       1998          1997
                                                   -----------   -----------
 Cash Flows from Operating Activities
  Net income (loss). . . . . . . . . . . . . . . . $   103,267   $(2,431,346)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization . . . . . . . .       10,521       595,871
    Expenses for issued warrants. . . . . . . . .            -       278,552
    Forgiveness of debt . . . . . . . . . . . . .     (240,536)            -
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . .           -        90,262
      Inventories. . . . . . . . . . . . . . . . .           -       (77,788)
      Prepaid expenses . . . . . . . . . . . . . .      29,159        83,734
      Accounts payable and accrued expenses. . . .     (47,933)     (328,533)
      Other. . . . . . . . . . . . . . . . . . . .          74        24,505
                                                   -----------   -----------
    Net Cash Used in Operating Activities . . . .     (145,448)   (1,764,743)
                                                   -----------   -----------
 Cash Flows From Investing Activities
   Acquisition of property and equipment . . . . .           -       (13,921)
   Increase in software development costs. . . . .           -      (835,717)
                                                   -----------   -----------
    Net Cash Used in Investing Activities . . . .            -      (849,638)
                                                   -----------   -----------
 Cash Flows From Financing Activities
   Proceeds from borrowing . . . . . . . . . . . .      53,758       168,000
   Payments to reduce long-term debt and
    capital lease obligations. . . . . . . . . . .           -      (497,502)
   Net proceeds from issuance of preferred
    and common stock . . . . . . . . . . . . . . .           -     2,082,060
                                                   -----------   -----------
    Net Cash Provided by (Used in)
     Financing Activities . . . . . . . . . . . .       53,758     1,752,558
                                                   -----------   -----------
 Net Increase (Decrease) in Cash and
  Cash Equivalents . . . . . . . . . . . . . . .       (91,690)     (861,823)

 Cash and Cash Equivalents at Beginning
  of Period . . . . . . . . . . . . . . . . . .         91,690       886,122
                                                   -----------   -----------
 Cash and Cash Equivalents at End of Period . . .  $         -   $    24,299
                                                   ===========   ===========

  Noncash Investing and Financing Activities
     During the six months ended June 30, 1998, accounts payable in the amount of $45,000 were converted into 10% Series B Convertible debentures. Additionally, 73,058 shares of preferred stock were converted into 4,305,611 shares of common stock.

 See the accompanying notes to the condensed financial statements.


                  INNOVUS CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

 In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, consisting of normal recurring adjustments accept as disclosed herein, for a fair presentation of financial position and the results of operations. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the remainder of 1998.

 The financial statements have been prepared on the basis of the Company being a going concern. The Company has had continued losses, and currently has a substantial accumulated deficit and lack of financial resources, which conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The Company has entered into a reorganization agreement with Intermark, as discussed in Note 5. Accorgingly, the financial statements do not include any adjustments that might result from the outcome of such uncertainty.

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

 NOTE 2 - TERMINATION OF BUSINESS ACTIVITIES

 The Company's operations have been as a provider of software development tools designed for building modifiable media-intensive business information management systems. These tools provided links for customers to databases through open data base connectivity, object linking and embedding technology. During
 1997, the Company wrote off all of its inventory and substantially all of its property and equipment, concluded its software development activity and fully amortized the remaining cost of capitalized software products. During 1998, the Company terminated its remaining sales and marketing activities. As a result, the Company does not have any significant assets or continuing operations. Management's recent activities have been to restructure the Company in preparation for reorganization of Intermark Corporation, as discussed in Note 5.

 NOTE 3 - NOTES PAYABLE

 On April 2, 1998, the Board of Directors authorized the Company to issue 10% Series A and Series B Convertible Debentures. As a result,
 $75,000 of Series A debentures were issued for cash in April 1998, of which $25,000 were issued to an officer and director of the Company. In addition, $45,000 of Series B convertible debentures were issued at the end of June 1998 for the conversion of accounts payable. The debentures total $120,000 at June 30, 1998 and are due October 31, 1998. The debentures and related accrued interest are convertible into common shares at $0.125 per share, subject to availability of authorized and unissued common stock. The Company granted the holders of the debentures registration rights with respect to the underlying common stock issuable upon conversion and has agreed to pay the costs of such registration. The Company granted the holders of the debentures, as a group, a security interest in substantially all assets of the Company.

 As an additional incentive to existing investors to purchase debentures, the Company agreed to repriced existing warrants and options held by each investor to $0.15 per share if the investor purchased debentures of at least $25,000. The market value of the underlying common stock was less than the new exercise price on the date the warrants and options were repriced; accordingly, no additional interest expense or compensation expense was recognized in connection with the repricing of the warrants and options.

 During the second quarter of 1998, the Company received advances from an officer/director in the amount of $8,000 which were included with additional proceeds received during July 1998 in a $14,000 promissory note payable to the officer/director. The note is due on demand and is unsecured.

 NOTE 4 - PREFERRED STOCK CONVERSION

 Series C, D, F and G Preferred Stock were converted into 4,305,611 shares of common stock during April and May 1998. Additionally, 4,300 shares of Series G Preferred Stock which converted into 215,000 common shares during July 1998. Common shares were issued upon conversion of each share of Preferred Stock, and related accrued dividends, at the following rates: Series C - 49 common shares; Series D - 23 common shares; Series F - 57 common shares; and Series G - 43 common shares. Dividends in the amount of $448,808 were paid with common shares in connection with the conversion of the Preferred Stock during the six months ended June 30, 1998. The remaining $32,682 of unpaid accrued dividends at June 30, 1998 were paid with common stock upon conversion of the remaining shares of Preferred Stock in July 1998.

 NOTE  5 - SUBSEQUENT EVENT - AGREEMENT WITH INTERMARK CORPORATION

 On August 5, 1998, the Company finalized an Agreement and Plan of Share Exchange with Intermark Corporation ("Intermark"). Under the Agreement, as amended, the shareholders of Intermark exchanged all of the outstanding capital stock of Intermark for 1,033,670 shares of common stock of the Company and for 2,665 shares of the Company's newly created Series H Preferred stock convertible into approximately 44,272,241 shares of Common Stock. In addition, the Company assumed Intermark options which are now exercisable to purchase up to 6,316,524 shares of the Company's common stock. In connection with the Agreement, the Board of Directors has approved a 1-for-10 reverse stock split pending shareholder approval. The accompanying financial statements do not reflect the effects of the proposed stock split.

 NOTE 6 - FORGIVENESS OF DEBT

 The Company has negotiated reductions in accounts payable during the second quarter 1998 in the amount of $240,536. Additional reductions continue to be negotiated subsequent to June 30, 1998. The forgiveness of accounts payable have been accounted for as an extraordinary gain.


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

The Company had been engaged in the sale of multimedia authoring and presentation software, with related application templates and media packages. Due to lagging sales and lack of resources, the Company ceased development and marketing activities in late 1997. In May, 1998, the Company signed an Agreement and Plan of Share Exchange with Intermark Corporation ("Intermark"). Pursuant to the terms of the Intermark Agreement, as amended, current Intermark shareholders would obtain securities representing 79.1% of the Company's voting power. The Intermark Agreement was consummated on August 5, 1998. The financial information contained in this report does not reflect the effect of the subsequent closing of the Intermark Agreement.

Results of Operations

During the six months ended June 30, 1998, sales were negligible.
Net sales were $24,208, compared to $276,859 for the comparable period of the prior year. During the second quarter ended June 30, 1998, the Company's principal distributor of INNOVUS Multimedia software returned all unsold inventory. Based upon this and the market shift to web-based software, the Company believes that further sales of the software without large scale revisions is unlikely.

The costs of products and services sold in the six months ended
March 31, 1998 and 1997 were $1,752 and $102,065 respectively. Due to the low amount of net sales for the current period, comparison of the costs of sales between periods may not be meaningful.

Operating loss for the six months ended June 30, 1998 was $135,128 compared to an operating loss of $1,902,254 for the six months ended June 30, 1997. The reduction in operating loss reflects the substantial reduction in business activity by the Company.
Comparison of the current period when the Company was doing little other than attempting to determine a new business plan to the first half of 1997 when the Company was actively attempting to market its software is not meaningful. Operating loss for the first half of 1998 reflects the full amortization of software development costs at December 31, 1997. Accordingly, amortization for the period consists only of $5,260 in depreciation, compared to $499,979 amortization of software development costs in the first half of 1997.

The Company incurred $3,654 and $545,697 in net interest expense during the six months ended June 30, 1998 and 1997, respectively.

An extraordinary gain in the amount of $240,536 was recognized during the six months ended June 30, 1998 relating to the forgiveness of debt.

The Company sustained net loss applicable to common shares of $59,620 for the six months ended June 30, 1998 compared to a net loss of $2,631,420 for the six months ended June 30, 1997.

Statements regarding the Company's expectations as to future sales of software, future capital resources and certain other statements presented in this Form 10-QSB constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) sales of the Company's software may never rise to the level of profitability; (ii) due to the rapidly changing and competitive nature of the industry, competitors may introduce new products with significant competitive advantages over the Company's products; and (iii) the Company may not have sufficient resources, including any future financing it is able to obtain, to sustain marketing and other operations.

Liquidity and Capital Resources

At June 30, 1998 the Company had $0 of cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $663,937. The Company has substantially ceased the operations of Innovus Multimedia, its operating subsidiary, due to the inability to sustain additional losses, even at the reduced levels of the first quarter of 1998. After June 30, 1998, the Intermark transaction was consummated. It is contemplated that Innovus Multimedia will be dissolved and its software sold, with the proceeds used to defray existing indebtedness of the subsidiary.
The Company had been relying upon short-term borrowings from affiliates and others, as well as increases in accounts payable owed to vendors and a second mortgage on the Company's building, to provide the means to maintain the minimal remaining operations of Innovus Multimedia.

Management's efforts to obtain additional equity financing were unsuccessful. Therefore, in order to improve the Company's capital structure, and to make additional equity financing practicable, Management undertook during the second quarter to eliminate the market overhang caused by variable conversion features of certain series of the Company's preferred stock (other than the Series H Preferred Stock issued in the Intermark transaction), some of which had been converted into Common Stock on or prior to June 30, and the remaining balance of which was converted into Common Stock, and therefore eliminated, after June 30, 1998.

The Company estimates that during the period from June 30, 1998 to the closing of the Intermark transaction it was using approximately $20,000 more cash each month than was generated by operations.

During the second quarter, the Company borrowed $75,000 from an officer and director and two other persons pursuant to convertible debentures. The debentures are secured by substantially all the assets of the Company. In addition, $45,000 of acounts payable were converted into debentures.

At June 30, 1998, the Company had no long term liabilities. This reflects the sale of the Company's building, relieving the Company from the first and second mortgages, as well as the sale of telephone equipment subject to a lease obligation. The remaining liabilities which might be considered long term have been classified as current liabilities due to the Company's financial condition.

The Company has determined that Innovus Multimedia cannot continue operations, and has determined to liquidate Innovus Multimedia. The result of the liquidation will be that the assets of Innovus Multimedia will be sold to pay creditors of Innovus Multimedia, and no assurance is possible that the value obtained in such sale will exceed the book value of Innovus Multimedia's assets.

The Company has settled and resolved a portion of the indebtedness of Innovus Multimedia, and intends to continue to do so in connection with the dissolution of Innovus Multimedia. Funding to settle indebtedness was made available by Intermark in connection with the Intermark transaction.

Management's plans also include private equity financing for purposes of development and marketing of the products acquired in the Intermark transaction, and for potential acquisitions of other complementary products and businesses. No assurance can be made that such financing shall be forthcoming in sufficient amounts, and the Company may be required to delay or change its plans absent sufficient financing.

The Company's Form 8-K as filed May 12, 1998 and its Form 8-K as filed August 20, 1998 describes the transaction with Intermark. Financial information and pro forma financial information concerning the Company, that includes financial information of Intermark, will be filed by the Company with the Securities and Exchange Commission, in accordance with its rules and the instructions to Form 8-K, in a future amendment to the Form 8-K as filed August 20, 1998.

PART II Item 2 - Changes in Securities

     (c) The following securities were issued by the Company during the quarter ended June 30, 1998 without registration under the Securities Act of 1933 (other than issuances pursuant to Regulation S):

      (i) During the quarter ended June 30, 1998, the Company issued 4,305,611 shares of its common stock upon conversion of or in exchange for shares of its Series C, D, F and G Preferred Stock. As a result of these transactions, at June 30, 1998, the only Preferred Stock outstanding was 4,300 shares of Series G Preferred Stock, which were converted into 215,000 shares of common stock during July 1998. The conversions and exchanges were made to a limited number of accredited investors solely in exchange for outstanding securities of the Company. No commissions or similar fees were paid. The Company believes the transactions were exempt from registration pursuant to Sections 4(2) and 3(a)(9) of the Securities Act of 1933.

      (ii) During the quarter, the Company issued $75,000 of its Series A convertible debentures and approximately $45,000 of its Series B convertible debentures to four accredited investors, including Mr. Mock. In connection with the issuance of the Series A debentures, options or warrants of the Company held by the debenture investors were re-priced to current market. The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits.

           Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

            Exhibit 27    Financial Data Schedule

     (b) Reports on Form 8-K

      During the period covered by this report:

      1. The Company filed a Form 8-K dated April 13, 1998 reporting under Item 5 the filing of an extension for its 10-KSB, preliminary unaudited financial information for 1997 and the letter of intent with Intermark.

      2.    The Company filed a Form 8-K dated May 8, 1998 reporting under
            Item 1 the execution of the Intermark Agreement and Plan of Share Exchange. No financial statements were filed with such report.

      3.    The Company filed a Form 8-K dated June 1, 1998 reporting under
            Item 4 the retention of Hansen Barnett & Maxwell as the Company's independent auditor and the dismissal of Grant Thornton, LLP.


                               SIGNATURE


      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date: August 28, 1998

                                          INNOVUS CORPORATION


                                          By:  /S/ Tom Hemingway
                                             ---------------------
                                             Tom Hemingway, Chief
                                             Executive Officer and
                                             Authorized Officer



                                          By: /S/  Kirit Goradia
                                             ---------------------
                                             Kirit Goradia, Controller and
                                             Chief Accounting Officer