Form 10QSB
period 1998-09-30
INNOVUS CORP
filed 1998-11-25
CIK 859915

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            AND EXCHANGE ACT OF 1934

 For the transition period from _________ to ________

 Commission file number 0-26790


                              eSynch Corporation
                    --------------------------------------
       (Exact name of small business issuer as specified in its charter)

            DELAWARE                                           87-0461856
 ------------------------------                           -------------------
 State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                            Identification No.)


                              4600 Campus Drive
                           Newport Beach, CA 92660
                   ----------------------------------------
                   (Address of principal executive offices)

                                 (949) 833-1220
               ------------------------------------------------
               (Issuer's telephone number, including area code)


                             INNOVUS CORPORATION
               -------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
 for the past 90 days.   Yes  X       No

 The number of common shares outstanding at November 24, 1998: 6,554,829. (after the effect of the 10-for-1 reverse stock split on November 9, 1998)


				TABLE OF CONTENTS

PART 1.	Financial Information

Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheet (Unaudited) -
		September 30, 1998 . . . . . . . . . . . . . . . . . . . . 1

		Condensed Consolidated Statements of Operations
		(Unaudited) - for the Three and Nine Months Ended
		September 30, 1998 and 1997 . . . . . . . . . . . . . . . .2

		Condensed Consolidated Statements of Cash Flows
		(Unaudited) - for the Nine Months Ended September
		30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . 3

		Notes to Consolidated Financial Statements (Unaudited) . . .4

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operation . . . . . . . . . . . . .6

PART II.	Other Information

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 9

Item 2.	Changes in Securities . . . . . . . . . . . . . . . . . . . 9

Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . 10

Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .10

		Signatures . . . . . . . . . . . . . . . . . . . . . . . . .12



 PART 1   FINANCIAL INFORMATION

 Item I - Financial Statements

                       ESYNCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                  (Unaudited)

                                     ASSETS
 Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . $   11,065
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . .      2,600
                                                                  ----------

    Total Current Assets. . . . . . . . . . . . . . . . . . . . .     13,665

 Property and Equipment, net. . . . . . . . . . . . . . . . . . .     69,670

 Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,094
                                                                   ---------

 Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . $   84,429
                                                                  ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . $  748,939
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .     16,221
  Accrued income taxes. . . . . . . . . . . . . . . . . . . . . .     39,550
  Notes payable - accrued salaries and wages. . . . . . . . . . .    156,030
  Employee loans payable. . . . . . . . . . . . . . . . . . . . .    162,039
  Capital lease obligations . . . . . . . . . . . . . . . . . . .        768
  Preferred dividends payable . . . . . . . . . . . . . . . . . .     32,682
                                                                  ----------

    Total Current Liabilities . . . . . . . . . . . . . . . . . .  1,156,229
                                                                  ----------
 Stockholders' Deficit
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; no shares outstanding . . . . . . . . . . . . . .          -
  Common stock - $0.001 par value; 20,000,000 shares
    authorized; 5,745,954 shares issued and  outstanding  . . . .      5,746
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .   (154,022)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (923,524)
                                                                   ---------

    Total Stockholders' Deficit . . . . . . . . . . . . . . . . . (1,071,800)
                                                                   ---------

 Total Liabilities and Stockholders' Deficit. . . . . . . . . . .  $  84,429
                                                                   =========

See the accompanying notes to the condensed financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       For the Three Months    For the Nine Months
                                       Ended September 30,     Ended September 30,
                                      ---------------------   ---------------------
                                           1998        1997        1998        1997
                                      ---------   ---------   ---------   ---------
 Net Sales  . . . . . . . . . . . .   $       -   $  67,613   $ 15,293    $ 423,874
                                      ---------   ---------   --------    ---------
 Costs and Operating Expenses
  Costs of products and services sold         -      58,362      9,940      102,823
  Selling and marketing                   6,573      19,973     14,570       52,956
  General and administrative. . . . .   348,479     211,855    723,498      381,146
                                      ---------   ---------   --------    ---------

   Total Costs and Operating Expenses   355,052     290,190    748,008      536,925
                                      ---------   ---------   --------    ---------

 Operating Loss . . . . . . . . . . .  (355,052)   (222,577)  (732,715)    (113,051)
                                      ---------   ---------   --------    ---------
 Other Income (Expense)

  Interest income . . . . . . . . . .     6,805       4,623     13,458          413
  Interest expense  . . . . . . . . .    (3,627)      2,013     (5,571)      (4,442)
                                      ---------   ---------  ---------    ---------
      Other Income (Expense), Net . .     3,178       6,636      7,887       (4,029)
                                      ---------   ---------   --------    ---------
 Net Loss . . . . . . . . . . . . . . $(351,874)  $(215,941) $(724,828)   $(117,080)
                                      =========   =========  =========    =========
 Basic and Diluted Loss Per
  Common Share. . . . . . . . . . . . $   (0.07)  $   (0.05) $   (0.16)   $   (0.03)
                                      =========   =========  =========    =========
 Weighted average number of common
    shares used in per share
    calculation                       5,061,804   3,997,570  4,543,645    3,997,570
                                      =========   =========  =========    =========

 See the accompanying notes to the condensed financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Nine Months
                                                         Ended September 30,
                                                        ---------------------
                                                             1998        1997
                                                        ---------   ---------
 Cash Flows from Operating Activities
  Net income (loss) . . . . . . . . . . . . . . . . . . $(724,828)  $ (117,080)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization. . . . . . . . . . .    29,834        6,581
     Changes in assets and liabilities net of effects
     from purchase of Innovus:
      Accounts receivable . . . . . . . . . . . . . . .    54,767       10,238
	Inventories. . . . . . . . . . . . . . . . . . .         -        46,008
      Accounts payable and accrued expenses. . . . . .    223,221       20,791
      Other. . . . . . . . . . . . . . . . . . . . . .         -        28,979
                                                        ---------    ---------
     Net Cash Provided by (Used in) Operating
     Activities                                          (417,006)      (4,483)
                                                        ---------    ---------

 Cash Flows From Investing Activities
  Acquisition of property and equipment . . . . . . . .         -      (18,631)
                                                         ---------    ---------
     Net Cash Used in Investing Activities. . . . . . .         -      (18,631)
                                                         ---------    ---------

 Cash Flows From Financing Activities
  Proceeds from borrowing . . . . . . . . . . . . . . .   428,071       29,924
                                                        ---------    ---------
     Net Cash Provided by Financing Activities . . . .    428,071	      29,924
                                                        ---------    ---------

 Net Increase in Cash and Cash Equivalents. . . . . . .    11,065        6,810

 Cash and Cash Equivalents at Beginning of Period . . .         -          680
                                                        ---------    ---------

 Cash and Cash Equivalents at End of Period . . . . . . $  11,065    $   7,490
                                                        =========    =========

  Noncash Investing and Financing Activities

   On May 1, 1998, convertible notes payable in the amount of $465,932 were converted into stock of Intermark, which was subsequently exchanged for and converted into 604,069 shares of common stock of the Company. On August 5, 1998, the Company and Intermark Corporation consummated a business combination which is accounted for as the reorganization of Intermark. The Company was deemed for accounting purposes to have issued 1,215,375 shares of common stock to the Innovus Corporation shareholders in exchange for net liabilities in the amount of $617,268, comprised of $46,669 of equipment and the assumption of $663,937 of liabilities. On November 9, 1998, the outstanding common stock was reverse split on a 1-for-10 basis, and on or before the reverse stock split, 80,286 shares of Series H preferred stock were converted, purusant to their terms, into approximately 4,516,087 shares of common stock. The financial statements have been adjusted for the effects of the reverse stock split and conversion of the preferred stock into common stock for all periods 00presented.

   See the accompanying notes to the condensed financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

 NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Intermark Corporation ("Intermark") for all periods presented and the accounts of eSynch Corporation (formerly Innovus Corporation) from the date of its acquisition on August 5, 1998. These entities are collectively referred to as "the Company." All significant intercompany transactions and balances have been eliminated in consolidation.

 Nature of Operations - Intermark was incorporated under the laws of the State of California in October 1995. Intermark's operations consist of retail and turnkey sales of software and related marketing services. Intermark has developed an Electronic Software distribution system through the Internet; consequently, the Company's ability to collect amounts due from customers is affected by economic fluctuations in the computer industry.

 Reorganization - Innovus Corporation (now eSynch Corporation) ("Innovus"), a publicly held Delaware corporation, had discontinued its prior operations by May 1998 when it entered into an Agreement and Plan of Share Exchange (the "Agreement") with Intermark. Innovus had 1,215,375 common shares outstanding on August 5, 1998 when the Agreement was consummated. Under the terms of the Agreement, the shareholders of Intermark exchanged all of their common stock of Intermark for 103,367 shares of common stock and 78,706 shares of Series H preferred stock of Innovus and Intermark was reorganized into a newly-formed subsidiary of Innovus. The Company subsequently issued 1,580 shares of Series H preferred stock to third-party service providers. All of the outstanding Series H preferred stock was automatically converted into 4,516,087 common shares on November 9, 1998 upon the 1-for-10 reverse stock split. As a result, the Intermark shareholders became the majority shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. The business combination has been accounted for as the reorganization of Intermark and the issuance of common stock for the net liabilities of Innovus in the amount of $617,268.

 Summary unaudited pro forma results of continuing operations for the nine months ended September 30, 1998 and 1997, assuming the reorganization occurred on January 1, 1998 and 1997, are as follows:
                                                             1998        1997
                                                        ---------  ----------
  Net Sales                                             $  15,293  $  423,874
  Loss from Continuing Operations                       $(884,553) $ (879,911)
  Basic and Diluted Loss Per Common Share               $   (0.16) $    (0.16)


 Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Interim Unaudited Financial Information - The accompanying condensed financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included and consist only of normal recurring adjustments except as disclosed herein. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1998.

 These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with Intermark's September 30, 1997 annual financial statements included in the Company's Form 8-K dated August 5, 1998.

 Revenue Recognition - The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. An allowance for sales returns is recognized for the amount of future returns at the date the sale is recognized. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, products purchased are accounted for as consigned product from the publisher and the related cost is not reflected in the financial statements.

 Business Condition - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at September 30, 1998 in the amount of $(923,524). These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 New Accounting Standards - The Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This statement is effective for the year beginning January 1, 2000 and will not require retroactive restatement of prior period financial statements. The Company does not believe the new statement will have any impact on the financial statements but it has not completed its evaluation of SFAS 133.

 NOTE 2 - SUBSEQUENT EVENTS

 Reverse Stock Split -- In connection with the reorganization agreement with Innovus, the Board of Directors approved a 1-for-10 reverse stock split of the Company's common stock which was approved by shareholders on October 27, 1998. Upon completion of the reverse stock split, all of the Series H Preferred Stock was converted into common stock. The amounts herein have been restated for the effects of the stock split and the conversion of the Series H Preferred Stock for all periods presented.

 SoftKat - On November 17, 1998, the Company signed and consummated an agreement to acquire an entity known as SoftKat, Inc. in exchange for the issuance of 720,000 common shares, and 600,000 redeemable, convertible preferred shares. Up to an additional 720,000 common shares are contingently issuable based upon the difference between the market price of the common stock one year from the date acquisition is consummated and a target market price of $3.00 per share. Under the letter of intent, the Company will be required to redeem 200,000 shares of the preferred stock at $1.00 per share upon obtaining $1,500,000 of funding from any source and must further redeem an additional 200,000 shares of preferred stock upon obtaining an additional $3,000,000 of funding. The preferred stock, if issued, will have voting rights equivalent to the number of common shares into which they could then be converted, and have additional voting rights in respect to approval of any issuance of a senior series of preferred shares, will have a liquidation preference of $1.00 per share and will be convertible beginning on the first anniversary of the acquisition at the lesser of $3.00 per share or the closing bid price of the common stock on that date. If the acquisition is consummated, the purchase price, based upon the fair value of the common and preferred stock unconditionally issuable, has been preliminarily estimated to be $1,410,000.

 Name Change - On October 27, 1998, the Company's shareholders approved and on November 9, 1998, the Company effected, a name change to eSynch Corporation.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 1997 found in the Company's Form 10-KSB/A.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at September 30, 1998 in the amount of $923,524. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had been engaged in the sale of multimedia authoring and presentation software, with related application templates and media packages. Due to lagging sales and lack of resources, the Company ceased its development and marketing activities in late 1997. In May, 1998, the Company signed an Agreement and Plan of Share Exchange with Intermark Corporation ("Intermark"). Pursuant to the terms of the Intermark Agreement, as amended, current Intermark shareholders would obtain securities representing 77.5% of the Company's voting power. The Intermark Agreement
was consummated on August 5, 1998.   The nine-month and the third-quarter
results, respectively, include the results of Intermark for the entire period.

Results of Operations

During the nine months ended September 30, 1998, net sales were $15,293, compared to $423,874 for the comparable period of the prior year.

The costs of products and services sold in the nine months ended September 30, 1998 and 1997 were $9,940 and $102,823, respectively.

Operating loss for the nine months ended September 30, 1998 was $732,715 compared to an operating loss of $113,051 for the nine months ended September 30, 1997. Comparison of the current period when the Company was doing little other than attempting to determine a new business plan to the first nine months of 1997 when the Company was actively attempting to market its software is not necessarily meaningful.

Operating loss for the first nine months of 1998 reflects the full amortization of software development costs at December 31, 1997.
Accordingly, amortization for the period consists only of $450 in depreciation, compared to $424 amortization of software development costs in the first nine months of 1997.

Revenue Recognition

 The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. An allowance for sales returns is recognized for the amount of future returns at the date the sale is recognized. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, products purchased are accounted for as consigned product from the publisher and the related cost is not reflected in the financial statements.

The Company incurred $5,571 and $4,442 in net interest expense during the nine months ended September 30, 1998 and 1997, respectively.

The Company sustained net loss applicable to common shares of $724,828 for the nine months ended September 30, 1998 compared to a net loss of $117,080 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

At September 30, 1998 the Company had $11,065 of cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $1,142,564.

On August 5, 1998, the Intermark transaction was consummated.

 The Company has ceased the operations of Innovus Multimedia. It is contemplated that Innovus Multimedia will be dissolved and its software sold, with the proceeds used to defray existing indebtedness of the subsidiary.

The Company had been relying upon short-term borrowings from affiliates and others, as well as increases in accounts payable owed to vendors.

Management's efforts to obtain additional equity financing were successful to some degree. The Company borrowed $210,000 from six accredited investors during the third quarter in exchange for convertible promissory notes that on November 9, 1998 were automatically converted into an aggregate of 284,667 shares of common stock.

The Company estimates that during the third quarter it was using approximately $98,500 more cash each month than was generated by operations.

At September 30, 1998, the Company had no long term liabilities. This reflects a previous sale of the Company's building, relieving the Company from the first and second mortgages, as well as the sale of telephone equipment subject to a lease obligation, although the Company remains contingently responsible for such lease in the event of a default by the transferee. The remaining liabilities which might be considered long term have been classified as current liabilities due to the Company's financial condition.

The Company has determined that Innovus Multimedia cannot continue operations, and has determined to liquidate Innovus Multimedia. The result of the liquidation will be that the assets of Innovus Multimedia will be sold to pay a portion of the amounts due creditors of Innovus Multimedia, and no assurance is possible that such assets could be sold at all.

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

Risk Factors

Statements regarding the Company's plans, expectations, beliefs, intentions as to future sales of software, future capital resources and other forward-looking statements presented in this Form 10-QSB constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not differ materially from expectations. Investors are cautioned not to ascribe undue weight to such statements. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) sales of the Company's software may not rise to the level of profitability; (ii) due to the rapidly changing and intensely competitive nature of the industry, competitors may introduce new products with significant competitive advantages over the Company's products; (iii) the Company may not have sufficient resources, including any future financing it is able to obtain, to sustain marketing and other operations; (iv) the Company may be unable to attract and retain sufficient management and technical expertise, or may lose key employees; (v) the Company's contractual or legal efforts to protect its confidential information or intellectual property may be inadequate or ineffective to provide protection, and the Company may be unable financially to pursue legal remedies that may be available; (vi) the Company's selection, due diligence, execution, and integration of acquisitions may not prove effective or reasonable; (vii) the Company may suffer in material respects from the direct or indirect effects of the "Year 2000" problem on public utilities, telecommunications networks, customers, vendors, service providers, and the economy or financial markets generally;
(viii) the Company may suffer from other technical or communications problems, such as power outages, system failures, system crashes, or hacking; and (ix) the Company may be subjected to unknown risks and uncertainties, or be unable to assess risks and uncertainties as may exist.

PART II

Item 1 - Legal Proceedings

         During the quarter, the Company obtained a release of a judgment that arose from a lawsuit filed on November 26, 1997 by Programmer's Paradise against Innovus Multimedia in the Third Judicial District Court of Salt Lake County, Utah. The complaint alleged that Innovus owed Programmer's Paradise $15,887.80 plus interest and costs. On January 21, 1998, a judgment was entered against Innovus in the amount of $16,500.43. The plaintiff and judgment creditor agreed to accept approximately $3,200 in full satisfaction of the judgment.

         During the quarter, the Company settled a lawsuit filed on February 3, 1998 by Blenheim Group USA, Inc. , which filed a Complaint against Innovus Multimedia in the Municipal Court of the San Francisco Judicial District, State of California. The complaint alleged that Innovus Multimedia owed $19,800 for exhibit space booked but not used in the 1997 PC Expo exhibition. The Company paid $6,000 in return for the dismissal of the lawsuit with prejudice.

Item 2 - Changes in Securities

  (a) In September 1998, 8,906 shares of Series H Preferred Stock were voluntarily converted into 500,962 shares of common stock, as reclassified by the November 9, 1998 1-for-10 reverse stock split ("Reverse Split").

  (c) The following securities were issued by the Company during the quarter ended September 30, 1998 without registration under the Securities Act of 1933:

   (i) The Company issued 21,500 shares, as adjusted by the Reverse Split, of its common stock upon conversion of or in exchange for shares of its Series G Preferred Stock. The conversions and exchanges were made by a limited number of accredited investors solely in exchange for outstanding securities of the Company. No commissions or similar fees were paid. The Company believes the transactions were exempt from registration pursuant to Sections 4(2) and 3(a)(9) of the Securities Act of 1933.

   (ii) During the quarter, the Company issued $210,000 of its convertible notes to six accredited investors. The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Subsequently, in connection with the Reverse Split, the notes were automatically converted into 180,000 shares of common stock, as reclassified by the Reverse Split.

   (iii) During the quarter, the Company issued 1,580 shares of Series H Preferred Stock to service providers. The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Subsequently, in connection with the Reverse Split, the notes were automatically converted into 88,875 shares of common stock, as reclassified by the Reverse Split.

   (iv) At September 30, 1998, the only Preferred Stock outstanding was 71,380 shares of Series H Preferred Stock, which were subsequently, on November 9, 1998, as a result of the Reverse Split, automatically converted into 4,015,125 shares of common stock, as reclassified by the Reverse Split.

Item 5 - Other Information

On November 17, 1998, the Company, IN-US Softkat Acquisition Corporation, a wholly-owned subsidiary of the Company, and Softkat, Inc., a California corporation, executed, delivered, and consummated a merger agreement to acquire SoftKat Corporation. Under the agreement, 720,000 shares of common stock of the Company were issued to the shareholders of SoftKat and 600,000 shares of Series I Preferred Stock of the Company were issued to subordinated note holders of Softkat. In addition, the former shareholders of Softkat have a contingent right to receive up to 720,000 additional shares of the Company's common stock, depending upon the trading price of the common stock during the 30-trading-day period ending November 16, 1999. The Company's Series I Preferred Stock is redeemable at a price of $1.00 per share at the option of the Company at any time, subject to legal restrictions on redemption or restrictions in loan or other agreements, and is required to be redeemed in certain amounts in certain events related to receipt of funding by Innovus. The Series I Preferred Shares become convertible into common stock of the Company at of November 17, 1999, or earlier if the Company receives a specified amount of funding prior to such time. The exercise price will be based on a formula, equal to the lesser of $3.00 per share of common stock, or the average closing bid price for the common stock over the 10-trading-day period ending November 16, 1999.

Name Change - On October 27, 1998, the Company's shareholders approved a name change to eSynch Corporation, effective upon the effectiveness of the filing of an amendment to the Company's Certificate of Incorporation with the State of Delaware. The name change became effective November 9, 1998 concurrent with the 1 for 10 reverse stock split.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits.

  Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

   Exhibit No.        Description of Exhibit
   -----------        ----------------------
         2.1(1)          Agreement and Plan of Share Exchange dated as of
                            May 8, 1998 among the Company; Intermark
                            Corporation, a California corporation; and the Exchanging Securityholders of Intermark
                            Corporation. Omitted from this Form 8-K filing are the following schedules or attachments to the agreement identified immediately above:
                             (A) Form of Certificate of Designation of
                                 Series H Convertible Preferred Stock;
                             (B) Intermark Corporation Financial Statements
                                 (Unaudited) for its 1997 Fiscal Year;
                             (C) Confidentiality  Agreement dated March 1998
                                 between the Company  and Intermark Corporation;

                             (D) Disclosure Schedule of Intermark
                                 Corporation;
                             (E) Disclosure Schedule of the Company.
         2.2(2)          First Amendment, dated as of June 17, 1998, of
                             Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark Corporation, a California corporation; and the Exchanging Securityholders of Intermark Corporation
         2.3(2)           Second Amendment, dated as of July 30, 1998, of
                             Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark Corporation, a California corporation; and the Exchanging Securityholders of Intermark Corporation
         3(i).1(3)       Restated Certificate of Incorporation of the Company
         4.10(2)         Certificate of Designation - Series H Preferred Stock
         4.11            Certificate of Designation - Series I Preferred Stock
         4.12            Certificate of Elimination - Series A Preferred Stock
         4.13            Certificate of Elimination - Series C Preferred Stock
         4.14            Certificate of Elimination - Series D Preferred Stock
         4.15            Certificate of Elimination - Series E Preferred Stock
         4.16            Certificate of Elimination - Series F Preferred Stock
         4.17            Certificate of Elimination - Series G Preferred Stock
         4.18            Certificate of Elimination - Series H Preferred Stock
         10.4            Registration Rights Agreement dated August 4, 1998
                           among the Company and those holders of the Company's stock listed in Exhibit A thereto
         10.5            Form of Stock Option Agreement dated April 24, 1998
                           between Intermark Corporation and each of Thomas Hemingway, T. Richard Hutt and James Budd
         10.6            Instrument of Option Assumption dated August 4,
                           1998 between the Company and each of the optionees named in Exhibit 10.5, among others, resulting in the Company's assumption of options as follows:

            Thomas Hemingway     331,541 shares of common stock at $.83 each
            T. Richard Hutt      132,616 shares of common stock at $.83 each
            James Budd           132,616 shares of common stock at $.83 each
         27               Financial Data Schedule

(1) Incorporated by reference to the same-numbered exhibit to the Form 8-K filed May 12, 1998 by the Company with the Securities and Exchange Commission.
(2) Incorporated by reference to the same-numbered exhibit to the Form 8-K filed August 20, 1998 by the Company with the Securities and Exchange Commission.
(3) Incorporated by reference to Exhibit A to the definitive proxy statement on Schedule 14A filed October 7, 1998 by the Company with the Securities and Exchange Commission.

(b) Reports on Form 8-K

During the period covered by this report the Company filed a Form 8-K on August 20, 1998 reporting under Items 1, 2 and 5 the consummation of the acquisition transaction between the Company and Intermark Corporation, a California corporation, pursuant to the Agreement and Plan of Share Exchange. No financial statements were filed with such report, but they were filed by amendment under Item 7 on Form 8-K/A on October 19, 1998.


                                  SIGNATURE


  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 20, 1998

	                  eSynch Corporation


      	           By:  /S/ Tom Hemingway
                        ------------------------------------
            	        Tom Hemingway, Chief Executive Officer
                 		   (Authorized Officer)



                    By: /S/ Kirit Gordia
                        ------------------------------------
                        Kirit Gordia, Controller