Form 10QSB/A
period 1998-09-30
INNOVUS CORP
filed 1998-12-16
CIK 859915

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

		Signatures . . . . . . . . . . . . . . . . . . . . . . . . .12



 PART 1   FINANCIAL INFORMATION

 Item I - Financial Statements

                       ESYNCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                  (Unaudited)

                                     ASSETS
 Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . $   11,065
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . .      2,600
                                                                  ----------

    Total Current Assets. . . . . . . . . . . . . . . . . . . . .     13,665

 Property and Equipment, net. . . . . . . . . . . . . . . . . . .     69,670

 Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,094
                                                                   ---------

 Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . $   84,429
                                                                  ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . $  748,939
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .     16,221
  Accrued income taxes. . . . . . . . . . . . . . . . . . . . . .     39,550
  Notes payable - accrued salaries and wages. . . . . . . . . . .    156,030
  Employee loans payable. . . . . . . . . . . . . . . . . . . . .    162,039
  Capital lease obligations . . . . . . . . . . . . . . . . . . .        768
  Preferred dividends payable . . . . . . . . . . . . . . . . . .     32,682
                                                                  ----------

    Total Current Liabilities . . . . . . . . . . . . . . . . . .  1,156,229
                                                                  ----------
 Stockholders' Deficit
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; no shares outstanding . . . . . . . . . . . . . .          -
  Common stock - $0.001 par value; 20,000,000 shares
    authorized; 5,834,829 shares issued and  outstanding  . . . .      5,835
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .    (42,003)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . (1,035,632)
                                                                   ---------

    Total Stockholders' Deficit . . . . . . . . . . . . . . . . . (1,071,800)
                                                                   ---------

 Total Liabilities and Stockholders' Deficit. . . . . . . . . . .  $  84,429
                                                                   =========

See the accompanying notes to the condensed financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       For the Three Months    For the Nine Months
                                       Ended September 30,     Ended September 30,
                                      ---------------------   ---------------------
                                           1998        1997        1998        1997
                                      ---------   ---------   ---------   ---------
 Net Sales  . . . . . . . . . . . .   $       -   $  67,613   $ 15,293    $ 423,874
                                      ---------   ---------   --------    ---------
 Costs and Operating Expenses
  Costs of products and services sold         -      58,362      9,940      102,823
  Selling and marketing                   6,573      19,973     14,570       52,956
  General and administrative. . . . .   460,587     211,855    835,606      381,146
                                      ---------   ---------   --------    ---------

   Total Costs and Operating Expenses   467,160     290,190    860,116      536,925
                                      ---------   ---------   --------    ---------

 Operating Loss . . . . . . . . . . .  (467,160)   (222,577)  (844,823)    (113,051)
                                      ---------   ---------   --------    ---------
 Other Income (Expense)

  Interest income . . . . . . . . . .     6,805       4,623     13,458          413
  Interest expense  . . . . . . . . .    (3,627)      2,013     (5,571)      (4,442)
                                      ---------   ---------  ---------    ---------
      Other Income (Expense), Net . .     3,178       6,636      7,887       (4,029)
                                      ---------   ---------   --------    ---------
 Net Loss . . . . . . . . . . . . . . $(463,982)  $(215,941) $(836,936)   $(117,080)
                                      =========   =========  =========    =========
 Basic and Diluted Loss Per
  Common Share. . . . . . . . . . . . $   (0.09)  $   (0.05) $   (0.18)   $   (0.03)
                                      =========   =========  =========    =========
 Weighted average number of common
    shares used in per share
    calculation                       5,075,328   3,997,570  4,548,202    3,997,570
                                      =========   =========  =========    =========

 See the accompanying notes to the condensed financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Nine Months
                                                         Ended September 30,
                                                        ---------------------
                                                             1998        1997
                                                        ---------   ---------
 Cash Flows from Operating Activities
  Net income (loss) . . . . . . . . . . . . . . . . . . $(836,936)  $ (117,080)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization. . . . . . . . . . .    29,834        6,581
     Changes in assets and liabilities net of effects
     from purchase of Innovus:
      Accounts receivable . . . . . . . . . . . . . . .    54,767       10,238
	Inventories. . . . . . . . . . . . . . . . . . .         -        46,008
      Accounts payable and accrued expenses. . . . . .    223,221       20,791
	Stock issued for services. . . . . . . . . . . .    112,108           -
      Other. . . . . . . . . . . . . . . . . . . . . .         -        28,979
                                                        ---------    ---------
     Net Cash Provided by (Used in) Operating
     Activities                                          (417,006)      (4,483)
                                                        ---------    ---------

 Cash Flows From Investing Activities
  Acquisition of property and equipment . . . . . . . .         -      (18,631)
                                                         ---------    ---------
     Net Cash Used in Investing Activities. . . . . . .         -      (18,631)
                                                         ---------    ---------

 Cash Flows From Financing Activities
  Proceeds from borrowing . . . . . . . . . . . . . . .   428,071       29,924
                                                        ---------    ---------
     Net Cash Provided by Financing Activities . . . .    428,071       29,924
                                                        ---------    ---------

 Net Increase in Cash and Cash Equivalents. . . . . . .    11,065        6,810

 Cash and Cash Equivalents at Beginning of Period . . .         -          680
                                                        ---------    ---------

 Cash and Cash Equivalents at End of Period . . . . . . $  11,065    $   7,490
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

 Summary unaudited pro forma results of continuing operations for the nine months ended September 30, 1998 and 1997, assuming the reorganization occurred on January 1, 1998 and 1997, are as follows:
                                                             1998        1997
                                                        ---------  ----------
  Net Sales                                             $  15,293  $  423,874
  Loss from Continuing Operations                       $(996,661) $ (992,018)
  Basic and Diluted Loss Per Common Share               $   (0.17) $    (0.17)


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

 Revenue Recognition - The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. An allowance for sales returns is recognized for the amount of future returns at the date the sale is recognized. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, consigned products from publishers are not reflected in the financial statements.

 Business Condition - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at September 30, 1998 in the amount of $1,035,632. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 SoftKat - On November 17, 1998, the Company signed and consummated an agreement to acquire an entity known as SoftKat, Inc. in exchange for the issuance of 720,000 common shares, and 600,000 redeemable, convertible preferred shares. Up to an additional 720,000 common shares are contingently issuable based upon the difference between the market price of the common stock one year from the date acquisition was consummated and a target market price of $3.00 per share. The Company will be required to redeem 200,000 shares of the preferred stock at $1.00 per share upon obtaining $1,500,000 of funding from any source and must further redeem an additional 200,000 shares of preferred stock upon obtaining an additional $3,000,000 of funding. The preferred stock issued has voting rights equivalent to the number of common shares into which they could be converted and have additional voting rights in respect to approval of any issuance of a senior series of preferred shares and have a liquidation preference of $1.00 per share and will be convertible beginning on the first anniversary of the acquisition at the lesser of $3.00 per share or the closing bid price of the common stock on that date.
 The purchase price, based upon the fair value of the common and preferred stock issued, has been preliminarily estimated to be $2,463,000.

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at September 30, 1998 in the amount of $1,035,632. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating loss for the nine months ended September 30, 1998 was $844,823 compared to an operating loss of $113,051 for the nine months ended September 30, 1997. Comparison of the current period when the Company was doing little other than attempting to determine a new business plan to the first nine months of 1997 when the Company was actively attempting to market its software is not necessarily meaningful.

Operating loss for the first nine months of 1998 reflects the full amortization of software development costs at December 31, 1997.
Accordingly, amortization for the period consists only of $450 in depreciation, compared to $424 amortization of software development costs in the first nine months of 1997.

Revenue Recognition

 The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. An allowance for sales returns is recognized for the amount of future returns at the date the sale is recognized. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, consigned products from publishers are not reflected in the financial statements.

The Company incurred $5,571 and $4,442 in net interest expense during the nine months ended September 30, 1998 and 1997, respectively.

The Company sustained net loss applicable to common shares of $836,936 for the nine months ended September 30, 1998 compared to a net loss of $117,080 for the nine months ended September 30, 1997.

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

Item 5 - Other Information

On November 17, 1998, the Company, IN-US Softkat Acquisition Corporation, a wholly-owned subsidiary of the Company, and SoftKat, Inc., a California corporation, executed, delivered, and consummated a merger agreement to acquire SoftKat Corporation. Under the agreement, 720,000 shares of common stock of the Company were issued to the shareholders of SoftKat and 600,000 shares of Series I Preferred Stock of the Company were issued to subordinated note holders of SoftKat. In addition, the former shareholders of SoftKat have a contingent right to receive up to 720,000 additional shares of the Company's common stock, depending upon the trading price of the common stock during the 30-trading-day period ending November 16, 1999. The Company's Series I Preferred Stock is redeemable at a price of $1.00 per share at the option of the Company at any time, subject to legal restrictions on redemption or restrictions in loan or other agreements, and is required to be redeemed in certain amounts in certain events related to receipt of funding by Innovus. The Series I Preferred Shares become convertible into common stock of the Company as of November 17, 1999, or earlier if the Company receives a specified amount of funding prior to such time. The exercise price will be based on a formula, equal to the lesser of $3.00 per share of common stock, or the average closing bid price for the common stock over the 10-trading-day period ending November 16, 1999.

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

                             (D) Disclosure Schedule of Intermark
                                 Corporation;
                             (E) Disclosure Schedule of the Company.
         2.2(2)          First Amendment, dated as of June 17, 1998, of
                             Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark Corporation, a California corporation; and the Exchanging Securityholders of Intermark Corporation
         2.3(2)           Second Amendment, dated as of July 30, 1998, of
                             Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark Corporation, a California corporation; and the Exchanging Securityholders of Intermark Corporation
         3(i).1(3)       Restated Certificate of Incorporation of the Company
         4.10(2)         Certificate of Designation - Series H Preferred Stock
         4.11(4)         Certificate of Designation - Series I Preferred Stock
         4.12(4)         Certificate of Elimination - Series A Preferred Stock
         4.13(4)         Certificate of Elimination - Series C Preferred Stock
         4.14(4)         Certificate of Elimination - Series D Preferred Stock
         4.15(4)         Certificate of Elimination - Series E Preferred Stock
         4.16(4)         Certificate of Elimination - Series F Preferred Stock
         4.17(4)         Certificate of Elimination - Series G Preferred Stock
         4.18(4)         Certificate of Elimination - Series H Preferred Stock
         10.4(4)         Registration Rights Agreement dated August 4, 1998
                           among the Company and those holders of the Company's stock listed in Exhibit A thereto
         10.5(4)         Form of Stock Option Agreement dated April 24, 1998
                           between Intermark Corporation and each of Thomas Hemingway, T. Richard Hutt and James Budd
         10.6(4)         Instrument of Option Assumption dated August 4,
                           1998 between the Company and each of the optionees named in Exhibit 10.5, among others, resulting in the Company's assumption of options as follows:

            Thomas Hemingway     331,541 shares of common stock at $.83 each
            T. Richard Hutt      132,616 shares of common stock at $.83 each
            James Budd           132,616 shares of common stock at $.83 each
         27               Financial Data Schedule

(1) Incorporated by reference to the same-numbered exhibit to the Form 8-K filed May 12, 1998 by the Company with the Securities and Exchange Commission.
(2) Incorporated by reference to the same-numbered exhibit to the Form 8-K filed August 20, 1998 by the Company with the Securities and Exchange Commission.
(3) Incorporated by reference to Exhibit A to the definitive proxy statement on Schedule 14A filed October 7, 1998 by the Company with the Securities and Exchange Commission.
(4) Incorporated by reference to the same-numbered exhibit to the original Form 10-QSB filed November 24, 1998 by the Company with the Securities and Exchange Commission.

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