Form 10KSB
period 1998-12-31
ESYNCH CORP/CA
filed 1999-06-25
CIK 859915

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-KSB
                           ---------------------

                [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 1998

                [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               For the transition period from  ___________ to __________

                      Commission File Number 0-26790

                              eSYNCH CORPORATION
              ----------------------------------------------------------
             (Name of small business issuer as specified in its charter)

                   Delaware                            87-0461856
         -------------------------------  -----------------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

                                15502 Mosher
                              Tustin, CA 92780
                  -----------------------------------------
                   (Address of principal executive offices)
          Issuer's telephone number, including area code: (714)258-1900


  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
   $0.001 par value

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes No X

        Check if there is no disclosure of delinquent filers in response to
  Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        The issuer's revenues for the fiscal year ended December 31, 1998 were $203,571.

        As of June 21, 1999, 9,106,840 of the issuer's common shares were issued and outstanding, approximately 4,598,409 of which were held by non-affiliates. As of June 21, 1999, the aggregate market value of shares held by non-affiliates was approximately $13,381,370 based upon the closing bid and asked quotation on the OTC Bulletin Board.


                     DOCUMENTS INCORPORATED BY REFERENCE

       None.

           Transitional Small Business Disclosure Format: Yes_____ No X



                                     PART I

 ITEM 1.  BUSINESS

        eSynch Corporation(the "Company")formerly Innovus Corporation "Innovus"), had been engaged in the sale of multimedia authoring and presentation software, with related templates and media packages since inception and to approximately May1998. Innovus moved operations from Salt Lake City, Utah, May 1998 to Newport Beach, California. On August 5, 1998 Intermark Corporation ("Intermark") was reorganized into Innovus whereby the Intermark shareholders became the majority shareholders of the Company. Intermark has been engaged in software marketing services from its inception through August 1998. By shareholder action, Innovus changed its name to eSynch Corporation on November 9,1998.

        The primary activities of eSynch, the consolidated company, have consisted of raising capital and limited retail and turnkey sales of software and related marketing services through distribution channels and through the Internet. The Company has currently under development and in limited operation an electronic software distribution system ("ESD") through the Internet.

        The Sales of Innovus Multimedia, the wholly owned subsidiary of Innovus, and related products during 1998 and 1997 were minimal, despite the Company's efforts to re-focus the target market and re-price the software. Due to lack of resources, Innovus Multimedia ceased active operations in March 1998. The Company has no plans to market or sell the Innovus Multimedia products.

        On November 17, 1998, eSynch acquired Softkat Inc. and on
 May 25, 1999 eSynch sold Softkat Inc. Softkat Inc. ("Softkat") published, distributed and sold non-proprietary software through national and regional retailers. Sales for the products were minimal for the period from November 17, 1998 through December 31, 1998.
 Softkat was sold on May 25, 1999 which was consistent with the Company's decision to further strengthen its focus of Electronic Software distribution and e-commerce. The Company believed that the Softkat business could not be economically converted to one that emphasizes electronic software distribution over traditional physical goods distribution, and determined that Softkat's financial condition and prospects generally were poorer than anticipated, including matters presently in litigation that were not known to the Company prior to the Softkat acquisition.

 Following the end of the year, the Company acquired Kiss Software Corporation. Kiss is a developer and publisher programs such as: Modem Wizard, ShortCuts, Speed Surfer Internet Toolbox Undo and Recover Toolbox.


 Company Strategy

        The Company has since August 1998 focused its business on its ESD product, Internet utility software products and the acquisition of related Internet e-commerce companies.

        Sales and distribution of digital content is an important factor in the success of the electronic commerce arena, especially since digital content can be delivered instantly. eSynch Corporation is a pioneer in this area and has developed highly scalable and powerful ESD technologies that enable digital content to be downloaded fast and securely. Although the Company's ESD technology is still in development, there is potential for its current ESD solutions to grow and mature. This is intended to be accomplished by providing valuable features such as software rentals, pay-per-use options, feature licensing, both audio and video, and software subscriptions. The amount of growth depends on the flexibility of current ESD architectures. The Company believes that eSynch's proprietary software maintains the flexibility needed for growth, while providing ESD solutions relevant to resellers.

        With the influx of online users and their demand for real-time satisfaction, Electronic Software Distribution represents the maturing of the computer industry by providing secure and fast delivery of software products and seems to be becoming the software acquisition method of choice for Internet users.

        The Company's belief is that each computer with a connection to the Internet is a potential customer. This is particularly important with respect to the planned growth of the Company's worldwide distribution. Traditional retail outlets are limited in the range of products they can carry simply by virtue of having limited shelf space. The Web does not have such space limitations.

        In addition, the Company is currently seeking high-tech Internet software companies for a roll up strategy. Company profiles are focused on high tech Internet and utility software products that the Company will sell through its distribution channels. At this time no acquisitions are at the likely or committed stage, and no assurances of successful future acquisitions are intended.

 Marketing and Sales

        During 1998 the Company's Marketing and sales efforts were focused on publishing high technology Internet software. eSynch owns titles such as: WebSnake, CoolCat and a proprietary Electronic Software Distribution system, eSynchESDtm currently under development.

 In addition to sales through traditional retail, the Company has been pursuing new and innovative ways to sell and market its software using ESD and the Internet. eSynch's proprietary software produces several advantages over traditional retail. For instance, since customers are not sold a physical product, there are no costs associated with physical goods. The Company's system should allow a series of products to evolve into ESD solutions quickly and naturally.

 The technology required to facilitate electronic commerce in the consumer market is a subset of the technology required to service the corporate market because the corporate market requires solutions to problems such as network licensing and the accompanying pricing and management issues. The Company's ESD system is being designed as a complete solution in each market.

 Competition

          The markets for the Company's products are highly competitive and are characterized by pressures to reduce prices, incorporate new features and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more aspects of the Company's products.

 Competitors or new competitors could develop a product, which competes with all aspects of the Company's products. Most current and potential competitors are larger, better established, and have greater financial resources than the Company. Such competitors will have the ability to more aggressively market and price their products than the Company. Competitors and potential competitors include virtually all software manufacturers and distributors, especially distributors of software via the Internet such as Beyond.Com, Digital River, and Amazon.com.

 Proprietary Rights

          The Company regards certain features of its products as proprietary and relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary information. The Company holds no patents applicable to its business and has no patent applications pending. The Company seeks to protect its products and related documentation and other written materials under trade secret and copyright laws (as described below) which afford only limited protection, and are dependent on numerous factors. The
 Company seeks to protect its product names under common law trademark and unfair competition laws, although none of the Company's product names are registered trademarks. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary.


 Employees

        The Company has eighteen full time employees as of June 15, 1999. Of the total employees, 5 are engaged in management and administration and 4 in sales and marketing. The Company believes its relationship with its employees to be good.

 Company History

         The Company was incorporated in 1988 as a Delaware corporation. Innovus Multimedia, Inc., the predecessor to the Company's operating subsidiary, was founded in 1987, and acted as a value-added reseller of multimedia hardware and software in the form of stand alone kiosks until 1993. In September of 1994, as part of Innovus' transition to a business oriented multimedia software developer, and to enhance its capital raising ability. In 1998, Intermark in a reverse acquisition acquired Innovus. Subsequently, new management joined the Company, and the Company de-emphasized its multimedia business, and focused on business oriented ESD and Internet Utility software development. As part of this transition, the Company hired new software developers, marketing personnel, and others, and secured equity financing for research and development to date.


 ITEM 2.           DESCRIPTION OF PROPERTY

          At June 21, 1999, the Company's executive offices were located in approximately 30,000 square feet of office space rented from a third party in Tustin, CA. The Company's rental agreement expires on April 30, 2004. The Company's current monthly rent is $20,010.


 ITEM 3.                   LEGAL PROCEEDINGS

        In a Softkat related matter, on September 25, 1998, Diamar Interactive Corp. filed a complaint against the Company in the Sonoma County Superior Court, State of California. The complaint alleges that the Company owes $44,183 for goods and services provided to Softkat, Inc., a former subsidiary of the Company, based on a theory of successor liability. The Company has filed an answer denying that it is obligated to pay any amounts incurred by Softkat.

        In a Softkat related matter, on January 21, 1999, Interplay Entertainment Corp. filed a complaint against the Company and Innovus in the Orange County Superior Court, State of California. The complaint alleges that the Company and Innovus owe $86,041 for goods and services provided to Softkat, Inc., a former subsidiary of the Company and Innovus, based on a theory of successor liability. The Company and Innovus have filed an answer denying that they are obligated to pay any amounts incurred by Softkat.

        In a Softkat related matter, on February 2, 1999, RPS, Inc. filed a complaint against the Company in the United States District Court, Central District of California. The complaint alleges that the Company owes $52,555.58 for delivery services provided to Softkat, Inc., a former subsidiary of the Company, based on a theory of successor liability. The Company has filed an answer denying that it is obligated to pay any amounts incurred by Softkat.

        On February 5, 1999, Lawrence Tyson filed a complaint against Intermark and Innovus in the San Mateo County Superior and Municipal Courts, State of California. The complaint alleges that the Intermark and Innovus owe $8,000 on a promissory note given by Intermark. The Company believes that the Complaint has not been properly served on Intermark and Innovus and, therefore, no answers or appearances have been filed. The Company denies any amount is owed.

        In a Softkat related matter, on February 24, 1999, Muramatsu, Inc. filed a complaint against the Company and Intermark in the Orange County Superior Court, State of California. The complaint alleges that the Company and Intermark owe $42,207.65 for convention display services provided to Softkat, Inc., a former subsidiary of the Company and Intermark, based on a theory of successor liability. The Company and Intermark have filed an answer denying that they are obligated to pay any amounts incurred by Softkat.

        In a Softkat related matter, on April 7, 1999, Sunclipse, Inc.
 filed a complaint against the Company in the Orange County Superior Court, State of California. The complaint alleges that the Company owes $131,752.06 for goods and services provided to Softkat, Inc., a former subsidiary of the Company, based on a theory of successor liability. On May 24, 1999, Sunclipse filed a first amended complaint seeking the same relief against the Company as it sought in its original complaint. The Company intends to file an answer denying that it is obligated to pay any amounts incurred by Softkat.

 On April 15, 1999, Bremer Public Relations, Inc. obtained a default judgment in the amount of $32,980.85 against Innovus based on a Complaint filed in the Third Judicial District for the City of Salt Lake City, State of Utah. The Company has been attempting to negotiate a settlement of the amounts owed but has not done so to date.

 In a Softkat related matter, on April 30, 1999, Digital Leisure, Inc. filed a complaint against the Company and Innovus in the Orange County Superior Court, State of California. The complaint alleges that the Company and Innovus owe $125,715 for goods and services provided to Softkat, Inc., a former subsidiary of the Company and Innovus, based on a theory of successor liability. The Company and Innovus have filed an answer denying that they are obligated to pay any amounts incurred by Softkat.

        In a Softkat related matter, on May 18, 1999, Frank Grange filed a complaint against the Company in the Sonoma County Superior Court, State of California. The complaint alleges that the Company owes $84,801.40 for damages resulting from a lease between Plaintiff and Softkat, Inc., a former subsidiary of the Company, and a Judgment obtained against Softkat for unpaid rent, based on a theory of successor liability. The Company has not yet responded to the Complaint but intends to file an answer denying that it is obligated to pay any amounts incurred by Softkat.

        In a Softkat related matter, on June 4, 1999, Cambrix Publishing, Inc. filed a complaint against the Company in the Orange County Superior Court Harbor Justice Center, State of California. The complaint alleges that the Company owes $12,067.05 for goods and services provided to Softkat, Inc., a former subsidiary of the Company, based on a theory of successor liability. On September 25, 1998; Diamar Interactive Corp. filed a complaint against the Company in the Sonoma County Superior Court, State of California. The complaint alleges that the Company owes $44,183 for goods and services provided to Softkat, Inc., a former subsidiary of the Company, based on a theory of successor liability. The Company has not yet responded to the Complaint but intends to file an answer denying that it is obligated to pay any amounts incurred by Softkat.

        In a Softkat related matter, on May 25, 1999, Transworld Systems, Inc. filed suit against the Company for $3,998.15 for collection work done on behalf of Softkat Inc., a former subsidiary of the Company.

        Although Softkat has been sold there may be asserted and unasserted claims against Softkat or the Company:

        The Company is aware of several other creditors of Softkat, Inc., which have claims against Softkat for amounts owed based on good and/or services provided to Softkat. In most cases, we do not know the identity of these creditors, the amounts that they claim are due and owing or the circumstances of their claims. Some of the claims against Softkat have been asserted either in pending litigation or threatened litigation.

        Regarding these unasserted claims against Softkat, there is a reasonable likelihood that some of the plaintiffs/creditors will seek to satisfy their claims against the Company on theories of either successor liability or alter ego.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were submitted to a vote of the security holders during the fourth quarter of the calendar year ended December 31, 1998:

 On Tuesday, October 27, 1998, the Company held its Annual Meeting of Stockholders to consider and act upon the following matters,

     1. To elect a board of five directors to serve until the next annual meeting of the Company's stockholders and until their successors have been elected and qualify;

            Voting results:

            Thomas Hemingway
            For:
            Against:
            Abstain:

            T. Richard Hutt
            For:
            Against:
            Abstain:

            James H. Budd
            For:
            Against:
            Abstain:

            Robert Orbach
            For:
            Against:
            Abstain:

            David Lyons
            For:
            Against:
            Abstain:

     2. To authorize a reverse stock split (the "Reverse Stock Spilt" in which each ten (10) shares of the Company's Common Stock, par value $.001, then outstanding would be reclassified into one (1) share of the Company's Common Stock, par value $.001, as presently classified (herein called "Common Stock");

            Voting results:

            For:
            Against:
            Abstain:

     3. To authorize a change in the Company's name (the "Name Change") to ESYNCH CORPORATION

            Voting results:

            For:
            Against:
            Abstain:

                                PART II

 ITEM 5.   MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

        The Common Stock is currently quoted on the OTC Bulletin Board, Symbol ESYN. On June 21, 1999, the closing bid and asked quotations for the Common Stock on the OTC Bulletin Board were $2.91 and $3.06, respectively. The following table reflects the high and low closing bid quotations reported by the OTC Bulletin Board. Such prices represent inter-dealer quotations, do not include markups, markdowns, or commissions and may not reflect actual transactions.

                                             High              Low
                                             ----              ---
 Year Ended December 31, 1998
 (As adjusted for  1 for 10 reverse stock split)
 -----------------------------
 January 1 to March 31, 1998                $  2.10          $ 0.70
 April 1 to June 30, 1998                   $  4.20          $ 1.50
 July 1 to September 30, 1998               $  3.20          $ 1.20
 October 1 to December 31, 1998             $ 1.56           $ 1.00


 Year to Date -- Ending June 16, 1999
 -----------------------------
 January 1 to March 31, 1999                 $4.87           $1.00
 April 1 to June 23, 1999                    $3.62           $2.06


          The Company has not paid any cash dividends since its inception. The Company is prohibited from paying dividends on its Common Stock while it has outstanding shares of Series I Preferred Stock and until it has current earnings. The Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

          Sale of Unregistered Shares

          During the fourth quarter of 1998, the Company issued the following shares without registration under the Securities Act of 1933:
 During the quarter, the Company issued approximately 600,000 shares of Series I Preferred Stock and 720,000 shares of Common Stock. The Series I Preferred shares were issued in exchange for the notes payable by Softkat, Inc. The shares of Common Stock were issued in exchange for common stock of Softkat, Inc.

       The Company also issued 335,000 additional shares for reduction of a note and services.

 Subsequently to December 31, 1998, the Company issued 310,377 shares of stock for cash and notes in the amount of $715,000 and issued 478,500 shares of stock for services in the amount $927,175.

      The Company believes such issuance was exempt pursuant to Section 3(a)(9), Regulation D, Section 4(2) and/or 4(6) of the Securities Act of 1933.


 ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          The following Selected Financial Data should be read in conjunction with the financial statements and notes thereto bound elsewhere herein.

  Year Ended                         December 31,1998  December 31, 1997
                                     ----------------  -----------------

 Sales                               $        203,571      $     496,070

 Cost of Sales                                156,617            229,032

 Gross Profit                                  46,954            267,038

 Operating Expenses

 General and Administrative                 1,999,340            857,094

 Amortization of Goodwill                     228,330

 Interest                                     132,641             16,253

 Amortization of Debt Discount                355,567

 Impairment loss on assets to be sold       2,323,841

 Loss Before Extraordinary Item            (4,992,765)          (606,309)
 ,
 Debt Forgiveness                              14,423

 Net Loss                              $   (4,978,342)     $    (606,309)

      The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The financial statements have been prepared on the basis of the Company being a going concern. The Company has had continued losses, and currently has a substantial accumulated deficit.


 Year ended December 31, 1998 compared to year ended December 31, 1997

        Net sales were $203,571 in 1998 compared to $496,070 in 1997. 1998 included $109,000 from Softkat operations for the period November 17, 1998 through December 31, 1998. The Company's decision in 1998 to focus on ESD reduced the direct product sales activity and marketing services were discontinued. Substantial customer returns and credits reduced Softkat sales activity from operational activity prior to its acquisition.

        The cost of product sold in 1998 was 77% compared to 46% in 1997. This was due to the sales of the lower margin Softkat product through its retail distribution and lower sales activity.

        General and administrative expenses were $ 1,999,340 in 1998 compared with $857,094 in 1997. Legal and accounting expenses increased to $321,000 in 1998 from $24,855 due to cost incurred with the Innovus merger and the Softkat acquisition. Costs associated with the beneficial conversion feature of notes payable was $355,567 and interest expense was $132,641 in 1998 versus $16,253 in 1997. In addition, cost associated with the issuance of stock was $393,000 and stock options $69,000 in 1998 versus $251,000 and $0 in 1997. Costs associated with amounts accrued for payroll taxes and penalties were $362,000 in 1998 versus $129,000 in 1997. Outside services were $201,000 in 1998 versus $58,000 in 1997 with the increase activity in stockholder relations of being a public Company.

        Amortization of goodwill was $228,330 and represented amortization of the goodwill will generated by the Softkat acquisition of $2,670,000 and written off on the straight-line basis using an estimated useful life of
 3.63 years.

        The net loss was $ 4,978,342 for 1998 compared with $606,309 in 1997. The loss in 1998 included $2,323,841 on the loss recorded on the sale of Softkat, $228,330 on the amortization of the goodwill generated by the Softkat acquisition and Softkat operating loss for the period November 17, 1998 through December 31, 1998 in the amount of $111,359. In addition, the Company has accrued additional expenses for Softkat disposal of $100,000 and estimated that other expenses incurred in 1998 related to the Softkat acquisition and operations to approximate $250,000 included in general and administrative expenses. On May 25, 1999 Softkat was sold to a third party for $50,000 cash and a note receivable of $100,000 which resulted in the above loss of $2,323,841. Only the $50,000 cash received is recognize in the calculation of the loss. The subsequent sale and resulting loss provided evidence of conditions

 Liquidity and Capital Resources

          At December 31, 1998 the Company had $1,413 of cash and cash Equivalents and a deficit in working capital (current liabilities in excess of current assets) of $2,154,676. The Company has been relying upon short-term borrowings and the issuance of stock. The proceeds from the issuance of long-term debt were $558,000 in 1998 versus $85,000 in 1997. In addition stock was issued for services of $393,000 in 1998 versus $251,000 in 1997.

 Subsequently to December 31, 1998, the Company issued 310,377 shares of stock for cash and notes in the amount of $715,000 and issued 168,500 shares of stock for services in the amount $477,000.

        In June 1999, the Company received a signed commitment from an investing source for equity financing in the aggregate amount of $2,500,000, subject to certain terms and conditions. The financing is to be in the form of convertible preferred stock and warrants issued by the Company. The Company is obligated, at its expense, to register the stock within 60 days of closing, with an effective date within 150 days after closing or the investors will be entitled to a registration payment equal to 2% of the purchase price for the first 30 days the Company is tardy and 2% for every 30 day period thereafter. In no event will the shares be sold except pursuant to an effective registration statement pursuant to the Securities Act of 1933 and the required delivery of a prospectus. No assurance is possible that such financing will be completed.

 Forward Looking Statements.

          This report contains both historical statements of fact and forward-looking statements. Statements regarding the Company's expectations as to future sales of its products, future revenue and cash flow, future developments of plans to continue as a going concern and certain other Information presented in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to, "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations with respect thereto are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors, which could cause actual results to differ from expectations, include the following:


         Continued lack of market acceptance of other Company products Lack of profitability
         Inability to obtain additional needed capital or capital on favorable terms
         Inability to devise a viable business plan, and intentions to conduct
         Business on an untested business plan
         Product and technological obsolescence
         Competition

        The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


 ITEM 7.  FINANCIAL STATEMENTS

          Financial statements are filed as part of this report on pages F-1 through F-15


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


 PART III

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 Executive Officers and Directors

          Set forth below is information regarding (i) the directors of the Company as of June 21, 1999, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and (ii) the executive officers of the Company as of June 15, 1999, who are elected to serve at the discretion of the Board of Directors.

          The Company's executive officers and directors are as follows:

       Name               Age            Position

 Thomas Hemingway. . . . . 43    Chairman and Chief Executive Officer
 Donald C. Watters . . . . 41    President and Chief Operating Officer
 David Noyes . . . . . . . 55    Interim, Chief Financial Officer
 James Budd. . . . . . . . 57    Director and Vice President
 T. Richard Hutt . . . . . 58    Director, Secretary/Treasurer
 David Lyons . . . . . . . 53    Director
 Robert Orbach . . . . . . 47    Director

 THOMAS HEMINGWAY - (Chairman) co-founder and Chief Executive Officer of eSynch. Mr. Hemingway devotes his full time to business development. Prior to co-founding the Company, Mr. Hemingway was chief operating officer at Ideafisher Systems, an artificial intelligence / associative processing software company. Previously, Mr. Hemingway served as CEO of Becker/Smart House, LV, a home automation enterprise, and founder and president of Intellinet Information Systems, a provider of network services and systems. Earlier in his career Mr. Hemingway was a founder of Omni Advanced Technologies, an R&D firm developing products for the computer and communications industry.

 DONALD C. WATTERS - President and Chief Operating Officer of eSynch Corporation. Formerly, Mr. Watters was President and CEO of Kiss Software Corporation (KISSCO) a publisher/developer of Internet software utilities. During this time, Mr. Watters was directly responsible for the companies rapid growth of the Kissco's product line -- leading to several prestigious product awards -- including PC World's Editor's Pick, 5 Stars from ZDNet, and in the 'Top 100 Products of 1998' for both Windows Magazine and Computer Shopper. Prior to Kissco, Mr. Watters was vice president of worldwide sales of Touchstone Software and one of its major shareholders where during a four-year period; he increased sales 369 percent and raised the company market capitalization from $700K to $129M.

 DAVID P. NOYES - Interim, Chief Financial Officer of eSynch Corporation, and a Certified Public Accountant with a MBA from the Anderson school of management at UCLA. Mr. Noyes was a senior manager with Ernst and Young and has 24 years management experience as either Chief Executive Officer or Chief Financial Officer with several high technology companies including companies in computer software and hardware, electronics and oil field services. Mr. Noyes, has significant mergers and acquisition experience, turnaround experience and has successfully managed and provided strategic leadership to a number of very successful rapidly growing companies.

 JAMES BUDD - (Director) co-founder and Vice President of Web Strategies of Intermark. Prior to co-founding the Company, Mr. Budd was vice president of marketing at Ideafisher Systems, an artificial intelligence / associative processing software company. Previously, he was founder and CEO of Command Business Systems, a developer of business software products. Earlier in his career, Mr. Budd held marketing and sales management positions at Unisys, Nixdorf, Tymshare, and Prime Computer.

 T. RICHARD HUTT - (Director) co-founder, Vice President and Secretary/Treasurer. Prior to co-founding the Company, Mr. Hutt was distribution sales manager for Strategic Marketing Partners, a leading national software and technology marketing firm. Previously, he was in the communications and mini-computer industry, with TRW where he formed the Canadian subsidiary as vice president of sales. He moved to TRW's Redondo Beach headquarters and managed the western division until Fujitsu acquired the business unit. Before joining TRW, he was with NCR's financial sales division in Canada. Prior to that he managed the VAR division at Wang Laboratories. Moving to Matsushita, he played a key role in the development of the distribution channel for their Panasonic products.

        The Board of Directors of the Company has voted to establish two committees, the Compensation Committee, and the Audit Committee. Neither committee met during 1998 and all activities of the respective committees were undertaken by the Board as a whole.

 Compliance with Section 16(a) of the Exchange Act.

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a)forms they file. Based solely on a review of the copies of such forms furnished to the Company between January 1, 1998 and December 31, 1998, on year-end reports furnished to the Company after December 31, 1998 and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows: none


 ITEM 10.   EXECUTIVE COMPENSATION.

          The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last year to the Company's Chief Executive Officer as of December 31, 1998 and to each of the Company's other executive officers whose annual salary and bonus exceeded $100,000.

           SUMMARY COMPENSATION

                              Annual Compensation Long Term Compensation

                              Year              Other Annual
 Name and Compensation       Ended          Salary Stock Options
 Principal Position           12/31            ($)          ($)

 Thomas Hemingway(1)          1998         $  88,789      250,000
 .

 Stock Options Granted in Last Fiscal Year

          Information concerning 1998 grants to named executive officers is reflected in the table below. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the full terms of the options. These potential realizable values are based solely on arbitrarily assumed rates of price appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and common stockholdings are dependent on the future performance of the Company and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.


                                Individual Grants

      --------------------------------------------------------------------
                                           % of Total
                           Options           Options      Exercise price
         Name              Granted (#)

     Thomas Hemingway          292,500           46.3%         $ .94
     James Budd                117,000           18.5            .94
     T. Richard Hutt           117,000           18.5            .94
     David Lyons                11,700            1.9            .21

     =====================================================================


 The Board of Directors approved a stock option plan in April of 1998 which authorized options to purchase 600,000 shares of common stock. Options to purchase 540,000 common shares were granted under the plan on April 24, 1998, with a weighted-average exercise price of $0.99 per shares. The Plan was approved and the options were granted. The options became exercisable immediately. 450,000 of the unexercised options expire on April 24, 2003 and the remaining 90,000 unexercised options expire on April 24, 2008. Compensation relating to the options of $69,288 was recognized when the shares vested which was on the date of grant. After the merger with Innovus, the number of options and the price of the options were recalculated. The number of options now exercisable is 631,800 with a weighted average exercise price of $0.90. 549,900 of the options expire on April 24, 2003 and the remaining 81,900 options expire on April 24, 2008. No additional expense needs to be recognized in association with the recalculation of the options outstanding and the exercise price.

 A summary of the status of the Company's stock options as of December 31, 1998 and changes during the year then ended are presented below:

                                                      Weighted-Average
                                            Shares      Exercise Price
                                          -----------   --------------
  Outstanding at beginning of year        $        -    $     -
  Granted                                   1,031,800       0.90
                                          -----------
  Outstanding at end of year                1,031,800       0.90
                                          ===========
  Options exercisable at year-end             631,800       0.84
                                          ===========
  Weighted-average fair value of
   options granted during the year        $      0.91
                                          ===========

  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 0.0%; expected volatility of 73.0%; risk-free interest rate of 5.63% and 5.68% and expected life of the options of 5.0 years and 10.0 years.

  At the time these options were granted, Intermark was a private company and its transaction with the Company had not been contemplated.
  Nonetheless, amounts are presented based on an estimate of value as if the transaction were relatively certain to occur.


  Compensation of Directors

           The Company's non-employee Directors are not currently compensated for attendance at Board of Directors meetings. Non-employee directors have been granted, on an ad hoc basis, stock options upon being appointed to the Board. The Company may adopt a formal director compensation plan in the future. All of the Directors are reimbursed for their expenses for each Board and committee meeting attended.

                                       - 18 -

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth information regarding Common Stock of the Company beneficially owned as of June 21, 1999 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock, (ii)by each director and director nominee, and
  (iii) by all officers and directors as a group.




  =============================================================================
  Name of Officers and Directors
  and Names and Addresses of                Amount of Common
  Principal Stockholders                          Shares*          Percentage

  -----------------------------------------------------------------------------
  Thomas Hemingway(1)                           1,415,216              14.5%
  15502 Mosher Ave
  Tustin, CA 92780

  -----------------------------------------------------------------------------
  James Budd(2)                                 1,239,716              12.7%
  15502 Mosher Ave
  Tustin, CA 92780

  -----------------------------------------------------------------------------
  T. Richard Hutt(3)                               1,239,716           12.7%
  15502 Mosher Ave
  Tustin, CA 92780

  -----------------------------------------------------------------------------
  David Lyons(4)                                   11,700                .1%
  15502 Mosher Ave
  Tustin, CA 92780

  -----------------------------------------------------------------------------
  Robert Orbach                                    11,686                .1%
  15502 Mosher Ave
  Tustin, CA 92780

  Donald C. Watters                               354,573               3.9%
  15502 Mosher Ave
  Tustin, CA 92780

  -----------------------------------------------------------------------------
  All Directors and Executive                   4,272,607              43.9%
  Officers (6 persons)

  =============================================================================
  (1)  Includes options presently exercisable to purchase 292,500 shares.
  (2)  Includes options presently exercisable to purchase 117,000 shares.
  (3)  Includes options presently exercisable to purchase 117,000 shares.
  (4)  Includes options presently exercisable to purchase 11,700 shares.


  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           In April, 1999 the Company entered into short term bridge financing arrangements with Mr. Hemingway, whereby the Company borrowed $90,000 from
  Mr. Hemingway. The bridge financing had a stated interest rate of 10% per annum. Mr. Hemingway has since been paid in full for this financing.

                                       PART IV

  ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

  (a)  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                                                                  Page No.
  Title of Documents

  Report of Hansen, Barnett & Maxwell, Independent Certified
    Public Accountants, on the December 31, 1998 and 1997
    Financial Statements............................................ F-1

  Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 1998.......... F-2

       Consolidated Statements of Operations for the Years Ended
         December 31, 1998 and 1997................................. F-3

       Consolidated Statements of Stockholders' Equity (Deficit)
        for the Years Ended December 31, 1997 and 1998.............. F-4

       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998 and 1997................................. F-5

  Notes to Consolidated Financial Statements........................ F-6

  Financial Statement Schedules:

  All schedule are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (b)  Reports on Form 8-K

     The Company filed on October 19, 1999, on Form 8-K/A, an amendment to its current report filed August 20, 1998 reporting Acquisition and Disposition of Assets.


     (c)  Exhibits

     The following documents are included as exhibits to this report.
       2.1(1) Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark
                Corporation, a California corporation; and the Exchanging Security holders of Intermark Corporation Omitted are the following schedules or attachments to the agreement identified immediately above:
                (A)  Form of Certificate of Designation of
                Series H Convertible Preferred Stock;
                (B) Intermark Corporation Financial Statements (Unaudited) for its 1997 Fiscal Year;
                (C) Confidentiality Agreement dated March 1998 between the Registrant and Intermark
                Corporation;
                (D) Disclosure Schedule of Intermark Corporation;
                (E) Disclosure Schedule of the Registrant.
       2.2(2) First Amendment, dated as of June 17, 1998, of Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark
                Corporation, a California corporation; and the Exchanging Security holders of Intermark Corporation
       2.3(2) Second Amendment, dated as of July 30, 1998, of Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark
                Corporation, a California corporation; and the Exchanging Security holders of Intermark Corporation
       2.4 Agreement and Plan of Merger dated as of February 26, 1999 among the Company; Softkat, Inc., a California corporation ("Softkat"); certain stockholders, of Softkat, and INUS-Softkat Acquisition Corporation, a wholly-owned subsidiary of the Company. Omitted are the following schedules or ancillary documents to the agreement identified immediately above:
                                (A) Disclosure Schedule of Softkat;
                                (B) Disclosure Schedule of the Company.

       2.5(4)   Agreement and Plan of Merger dated as of
                February 26, 1999 among the Company; Kiss
                Software Corporation, a California corporation
                ("Kissco"); certain stakeholders,
                of Kissco; and ESYN Kissco Acquisition
                Corporation, a wholly-owned subsidiary of the
                Registrant. Omitted are the following schedules
                or ancillary documents to the agreement identified
                immediately above:
                                (A) Escrow Agreement;
                                (B) Disclosure Schedule of Kissco;
                                (C) Disclosure Schedule of the Registrant.
       3.1(5)   Restated Certificate of Incorporation of the Company
       3.2(8)   By-laws
       4.1(6)   January 1999 Stock Plan, including 310,000
                shares of Esynch Common Stock granted and
                issued to individual consultants named on the
                attached Corporate Resolutions
       4.2(6)   Corporate Resolutions relating to January, 1999 Stock Plan
       4.10(2)  Certificate of Designation - Series H Preferred Stock
       4.11(7)  Certificate of Designation - Series I Preferred Stock
       4.12(7)  Certificate of Elimination - Series A Preferred Stock
       4.13(7)  Certificate of Elimination - Series C Preferred Stock
       4.14(7)  Certificate of Elimination - Series D Preferred Stock
       4.15(7)  Certificate of Elimination - Series E Preferred Stock
       4.16(7)  Certificate of Elimination - Series F Preferred Stock
       4.17(7)  Certificate of Elimination - Series G Preferred Stock
       4.18(7)  Certificate of Elimination - Series H Preferred Stock
      10.4(7)   Registration Rights Agreement dated August 4, 1998
                among the Company and those holders of the Company's
                stock listed in Exhibit A thereto
      10.5(7)   Form of Stock Option Agreement dated April 24, 1998
                between Intermark Corporation and each of Thomas
               Hemingway, T. Richard Hutt and James Budd
      10.6(2)  Instrument of Option Assumption dated August 4,
               1998 between the Company and each of the optionees
               named in Exhibit 10.5, among others, resulting in
               the Company's assumption of options as follows:
               Thomas Hemingway   331,541 shares of common stock at $.83 each
               T. Richard Hutt    132,616 shares of common stock at $.83 each
               James Budd         132,616 shares of common stock at $.83 each
      27.1     Financial Data Schedule
      99       Press Release on sale of Softkat,Inc.

  (1) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed May 12, 1998.
  (2) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed August 20, 1998.
  (4) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed April 19, 1999.
  (5) Incorporated by reference to Exhibit A to the Company's Schedule 14A filed October 7, 1998.
  (6) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed February 1, 1999.
  (7) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed November 25, 1998.
  (8) Incorporated by reference to the like-numbered exhibit to the Company's Registration Statement (Registration No. 33-33136-D).





                                      SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                INNOVUS CORPORATION

  Dated: June 21, 1999                          By /s/Thomas Hemingway
                                                ---------------------------
                                                Thomas Hemingway

                                         24







                     ESYNCH CORPORATION AND SUBSIDIARIES


                              TABLE OF CONTENTS



                                                                         Page

     Report of Independent Certified Public Accountants                   F-1

     Consolidated Balance Sheet - December 31, 1998                       F-2

     Consolidated Statements of Operations for the Years Ended
        December 31, 1998 and 1997                                        F-3

     Consolidated Statements of Stockholders' Deficit for the
        Years Ended December 31, 1997 and 1998                            F-4

     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 1998 and 1997                                  F-5

     Notes to Consolidated Financial Statements                           F-6

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



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders eSynch Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of eSynch Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eSynch Corporation and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has suffered substantial and recurring losses from operations and negative cash flows from operating activities. At December 31, 1998, the Company has negative working capital and a capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
June 10, 1999

                     ESYNCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1998

                                                                    Pro Forma
                                                       Historical   (Note 2)
                                                       ----------  -----------
                                                                   (Unaudited)
                                    ASSETS
Current Assets
   Cash                                                $    1,413  $     1,413
   Inventory                                               13,693       13,693
   Other receivable                                           -         50,000
                                                       ----------   ----------
       Total Current Assets                                15,106       65,106
                                                       ----------   ----------

Equipment                                                 162,194      162,194
   Less accumulated depreciation                         (109,988)    (109,988)
                                                       ----------   ----------
   Net Equipment                                           52,206       52,206
                                                       ----------   ----------

Assets to be sold - primarily goodwill                  4,552,847          -
                                                       ----------   ----------
Total Assets
                                                       $4,620,159   $  117,312
                                                       ==========   ==========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Trade accounts payable                              $1,120,281   $1,120,281
   Accrued liabilities                                    692,840      692,840
   Notes payable                                          406,661      406,661
   Liabilities relating to assets to be sold            4,502,847          -
                                                       ----------   ----------
       Total Current Liabilities                        6,722,629    2,219,782
                                                       ----------   ----------

Redeemable Preferred Stock - $0.001 par value;
 600,000 shares authorized; 600,000 shares of
 Series I issued and outstanding; liquidation
 preference -  $600,000                                       600          600
                                                       ----------   ----------
Stockholders' Deficit
   Preferred stock - $0.001 par value; 400,000 shares

    authorized; none issued or outstanding                     -            -

   Common stock - $0.001 par value; 20,000,000 shares
    authorized; 6,889,829 issued and outstanding            6,889        6,889
   Additional paid-in capital                           3,541,295    3,541,295
   Accumulated deficit                                 (5,651,254)  (5,651,254)
                                                       ----------   ----------
       Total Stockholders' Deficit                     (2,103,070)  (2,103,070)
                                                       ----------   ----------
Total Liabilities and Stockholders' Deficit            $4,620,159   $  117,312
                                                       ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                     ESYNCH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Years Ended
                                                             December 31,
                                                      ------------------------
                                                          1998         1997
                                                      -----------   ----------

Product Sales                                         $   203,571   $  496,070

Cost of Goods Sold                                        156,617      229,032
                                                      -----------   ----------
Gross Profit                                               46,954      267,038
                                                      -----------   ----------
Operating and Other Expenses
    General and administrative                          1,999,340      857,094
    Amortization of goodwill                              228,330           -
    Interest                                              132,641       16,253
    Amortization of debt discount                         355,567           -
    Impairment loss on assets to be sold                2,323,841           -
                                                      -----------   ----------
       Total Operating and Other Expenses               5,039,719      873,347
                                                      -----------   ----------
Loss Before Extraordinary Item                         (4,992,765)    (606,309)

Extraordinary Gain From Debt Forgiveness                   14,423           -
                                                      -----------   ----------
Net Loss                                              $(4,978,342)  $ (606,309)
                                                      ===========   ==========
Basic and Diluted Loss per Common Share
    Loss before extraordinary item                    $     (0.91)  $   (12.54)
    Extraordinary gain from debt forgiveness                   -            -
                                                      -----------   ----------

   Net Loss                                           $     (0.91)  $   (12.54)
                                                      ===========   ==========
Weighted Average Number of Common Shares
   Used in Per Share Calculation                        5,476,874       48,345
                                                      ===========   ==========


  The accompanying notes are an integral part of these financial statements.

                     ESYNCH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                          Preferred Stock        Common Stock        Additional                   Total
                                       ----------------------  ----------------------  Paid-In    Accumulated Stockholders'
                                         Shares     Amount       Shares      Amount     Capital      Deficit     Deficit
                                       ----------  ----------  ----------  ----------  ----------  -----------  ----------
 Balance -  December 31, 1996              16,378  $       16      21,350  $       21  $    7,963      (66,603)    (58,603)

 Shares issued for services                51,788          52      68,007          68     251,045           -      251,165

 Net loss for the year                         -           -           -           -           -      (606,309)   (606,309)
                                       ----------  ----------  ----------  ----------  ----------  -----------  ----------
 Balance - December 31, 1997               68,166          68      89,357          89     259,008     (672,912)   (413,747)

 Shares issued for services                 2,692           3       1,461           1     276,981           -      276,985

 Acquisition of Innovus                        -           -    1,215,375       1,215    (861,286)          -      (860,071)

 Conversion of preferred shares           (80,286)        (80)  4,516,088       4,516      (4,436)          -           -

 Beneficial conversion feature                 -           -           -           -      355,567           -      355,567

 Shares issued for conversion of
 notes payable and accrued interest         9,428           9     172,548         173     567,918           -      568,100

 Acquisition of SoftKat                        -           -      720,000         720   2,668,680           -    2,669,400

 Shares issued for services                    -           -      100,000         100     115,900           -      116,000

 Shares issued for conversion of
 accounts payable                              -           -       20,000          20      24,980           -       25,000

 Shares issued for interest payment
 on note payable                               -           -       55,000          55      68,695           -       68,750

 Compensation relating to the grant
 of stock options                              -           -           -           -       69,288           -       69,288

 Net loss for the year                         -           -           -           -           -   (4,978,342)  (4,978,342)
                                       ----------  ----------  ----------  ----------  ----------  -----------  -----------
 Balance - December 31, 1998                   -   $       -    6,889,829  $    6,889  $3,541,295  $(5,651,254) $(2,103,070)
                                       ==========  ==========  ==========  ==========  ==========  ===========  ===========

       The accompanying notes are an integral part of these financial statements.

                                      F-5

                      ESYNCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                             December 31,
                                                      ------------------------
                                                          1998         1997
                                                      -----------   ----------
 Cash Flows From Operating Activities
  Net loss                                            $(4,978,342)  $ (606,309)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Amortization of goodwill                             228,330           -
     Depreciation                                          36,910        5,254
     Stock issued for interest                             68,750           -
     Amortization of debt discount                        355,567           -
     Stock issued for services                            392,985      251,165
     Compensation from stock options granted               69,289           -
     Impairment loss on assets to be sold               2,323,841           -
     Forgiveness of debt                                  (14,423)          -
     Changes in assets to be sold                         610,103           -
     Changes in liabilities relating to assets
      to be sold                                         (498,744)          -
     Payment of company expenses by employee                    -        4,507
     Changes in operating assets and liabilities,
       net of effects of businesses acquired:
         Accounts receivable                                25,000       3,220
         Inventory                                         (13,693)         -
         Other receivables                                      -       40,000
         Accounts payable                                  259,305      99,950
         Accrued liabilities                               410,489     166,099
                                                      ------------  ----------
  Net Cash Used By Operating Activities                   (724,633)    (36,114)
                                                      ------------  ----------
 Cash Flows From Investing Activities
     Payments for the purchase of equipment                 (5,823)    (19,923)
                                                      ------------  ----------
  Net Cash Used By Investing Activities                     (5,823)    (19,923)
                                                      ------------  ----------
 Cash Flows From Financing Activities
     Proceeds from issuance of debt                        806,071      73,482
     Principal payments on notes payable                   (74,202)    (19,048)
                                                      ------------  ----------
  Net Cash Provided By Financing Activities                731,869      54,434
                                                      ------------  ----------

 Net Increase (Decrease) In Cash                             1,413      (1,603)

 Cash - Beginning of Year                                       -        1,603
                                                      ------------  ----------
 Cash - End of  Year                                  $      1,413  $       -
                                                      ============  ==========

 Supplemental cash flow information and noncash investing and
    Financing activities -   Note 8


   The accompanying notes are an integral part of these financial statements.

                     ESYNCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION AND NATURE OF OPERATIONS - Intermark Corporation ("Intermark") was incorporated under the laws of the State of California in October 1995. On August 5, 1998, Intermark was reorganized into Innovus Corporation, a publicly-held shell corporation, as explained in Note 2. By shareholder action, Innovus Corporation, the parent company, changed its name to eSynch Corporation ("eSynch") on November 9, 1998. On November 17, 1998, eSynch acquired SoftKat Inc. ("SoftKat"). Subsequent to December 31, 1998, SoftKat was sold to a third-party. See Note 2.

 The primary activities of eSynch, the consolidated company, have consisted of raising capital, acquiring Innovus Corporation and SoftKat Inc., and limited retail and turnkey sales of software games and various other programs and related marketing services through distribution channels and through the Internet.

 PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Intermark Corporation ("Intermark") for all periods presented, the accounts of Innovus Corporation and SoftKat, Inc. from the dates of their acquisitions on August 5, 1998 and November 17, 1998, respectively. These entities are collectively referred to as "eSynch" or the "Company". All inter-company transactions and balances have been eliminated in consolidation. In accordance with the accounting treatment on the impairment of long-lived assets to be disposed of, the accounts of SoftKat has been consolidated under two line items on the financial statements, "Assets to be sold" and "Liabilities relating to assets to be sold", respectively. The carrying amount of assets to be sold has been adjusted by the impairment loss on the subsequent sale of SoftKat.

 USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

 BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at December 31, 1998 in the amount of $5,651,253. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. As discussed in Note 12, the Company has obtained a signed commitment from an investment source for equity financing in the aggregate amount of $2,500,000. The Company is also currently in negotiations for additional financing arrangements. However, realization of the proceeds form these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue.

 CONCENTRATION OF RISK AND MAJOR CUSTOMERS - The Company operates exclusively in the software industry, accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. During the year ended December 31, 1997, sales to three major customers totaled 31%, 19%, and 15% of sales, respectively. Sales to any major customer in 1998 were not significant.

 FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, accounts payable, notes payable, and liabilities relating to assets to be sold are considered to reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

 INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory balance at year-end consisted of packaged software.

 EQUIPMENT - Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which are five to seven years. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

 STOCK-BASED COMPENSATION - Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation expense related to stock options granted to employees based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Compensation expense related to stock options granted to non-employees is determined based upon the fair value of the stock options on the date granted.

 ADVERTISING COSTS - Advertising costs have been recognized as expense when incurred, and amounted to none and $13,056 during the years ended December 31, 1998 and 1997, respectively

 LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), "Earnings Per Share." Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. The effects of 1,751,800 potentially issuable common shares outstanding at December 31, 1998 were excluded from the calculation of diluted loss per share for the year ended December 31, 1998, as they would have decreased the loss per share.

 REVENUE RECOGNITION - The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, products purchased from publishers are accounted for as consigned product from publishers and the related cost is not reflected in the financial statements with the exception of a limited amount of software inventory owned by the Company at year-end.

 NEW ACCOUNTING STANDARDS - In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company is currently analyzing the impact of this statement, which is required to be adopted in 1999, and does not expect this statement to have a material impact on the Company's financial position, results of operations or cash flows.

 The Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement is effective for the year beginning January 1, 2000 and will not require retroactive restatement of prior period financial statements. The Company does not believe the new statement will have any impact on the financial statements but it has not completed its evaluation of SFAS 133.

 NOTE 2--ACQUISITIONS

 INNOVUS - In May 1998, Intermark entered into an Agreement and Plan of Share Exchange (the "Agreement") with Innovus Corporation (Innovus), a publicly held Delaware corporation, which had discontinued its operations by May 1998. Innovus had 1,215,375 (post 1-for-10 split) common shares outstanding on August 5, 1998 when the Agreement was completed. Under the terms of the Agreement, the shareholders of Intermark exchanged all of the 3,783,875 Intermark common shares for 1,033,669 shares of common stock and 78,706 shares of Series H preferred stock of Innovus and Intermark was reorganized into a newly-formed subsidiary of Innovus. The Series H preferred shares had voting rights equivalent to the 4,427,213 common shares into which they were convertible. As a result, the Intermark shareholders became the majority shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. The transactions were accounted for as the recapitalization of Intermark at historical cost and the issuance of common stock in exchange for the net liabilities of Innovus in the amount of $860,071 which were recorded at their historical cost. The operations of Innovus were not significant to the operations of the Company; therefore, pro forma results of operations are not presented.

 SOFTKAT - On November 17, 1998, the Company acquired SoftKat, Inc,. a California corporation primarily engaged in the wholesale distribution of computer software games. In exchange for the SoftKat common shares, the Company issued 720,000 common shares and 600,000 shares of Series I redeemable, convertible preferred shares. Up to an additional 720,000 common shares are contingently issuable based upon the difference between the market price of the common stock one year from the date of acquisition and a target market price of $3.00 per share. The acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common and preferred stock issued and the addition contingently issuable common shares, was $2,670,000. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $6,882,300, which was recognized as goodwill. The results of operations of SoftKat have been included in the 1998 consolidated financial statements from the date of acquisition and consisted of sales of $109,317 and a net loss of $111,359. Goodwill expense was recognized from the acquisition date on the straight-line basis using an estimated useful life of 3.6 years.

 In February 1999, Management of the Company decided to dispose of SoftKat because it did not meet the core business objectives of the Company. On May 25, 1999, SoftKat was sold to a third party for $50,000 cash and a note receivable for $100,000 which resulted in the recognition of an impairment loss of $2,323,841. The subsequent sale and resulting loss provided evidence of conditions that existed at December 31, 1998; therefore, an impairment loss was recognized in 1998 in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impairment loss was determined by the excess of the carrying amount of the assets in excess of the $50,000 subsequently collected and the amount of the related liabilities. The $100,000 note receivable was not considered in the computation of the impairment loss or the resulting carrying value of the assets to be sold, but will be recognized when and if collected. The resulting amount of the assets to be sold and the related liabilities assumed by the buyer have been presented separately in the accompanying balance sheet. The unaudited pro forma consolidated balance sheet is to present the Company's financial position had the disposition of SoftKat occurred on December 31, 1998.

 Pro forma information, assuming the acquisition and subsequent sale occurred on January 1, 1998 and 1997, would have exact opposite reporting effects, effectively netting to the pro forma results presented in the historical operations of the Company. Therefore, pro forma operating information relating to SoftKat is not presented.

 NOTE 3--EQUIPMENT

 Equipment consisted of the following:

     Furniture and fixtures                           $   3,233
     Computer equipment                                 155,882
     Office equipment                                     3,079
                                                      ---------
     Total                                            $ 162,194
                                                      =========

 Depreciation expense for the years ended December 31, 1998 and 1997 was $36,910 and $ 5,254, respectively.

                                      F-8
 NOTE 4--NOTES PAYABLE

 Notes payable consisted of the following:

 Capital lease obligations for equipment                      $     768

 12% Line of credit payable to a bank; secured by all
 assets of the Company; due September 30, 1998; in default       22,893

 40% Convertible note payable to a shareholder; unsecured;
 due March 15, 1999                                             300,000

 10% Series A Convertible debentures payable to three
 shareholders; secured by all assets of the Company;
 due October 31, 1998; in default                                75,000

 Note payable to a shareholder; no stated rate of
 interest; payable on demand; unsecured                           8,000
                                                              ---------
 Total Notes Payable                                          $ 406,661
                                                              =========

 In September 1997, the Company established a line of credit with a limit of $25,000, with a bank. The note was due September 8, 1998. The loan is guaranteed by three officers of the Company and bears interest at 3% over the prime rate (12% at December 31, 1998). The Company has not made any principal payments since the inception of the loan and the loan is currently in default.

 From January through October 1998, the Company issued convertible notes payable totaling $495,500. The notes bore interest at 10% in addition to the amortization of the discount resulting from the beneficial conversion feature. The notes were converted into 142,383 shares of common stock and 9,428 shares of Series H preferred stock in October 1998.

 The $300,000 note payable to a shareholder is convertible into common shares at $3.00 per share. The conversion period began on the date of the note and terminates on the due date of March 15, 1999 unless the entire principal payment of the note is not made by the due date at which time the conversion right reverts back to the holder indefinitely. In December 1998, the Company issued 55,000 common shares to the note holder as interest on the note. The amount recorded as interest expense for these shares was $68,750. During 1999, the Company made cash payments of $30,000 interest and $125,000 principal to the holder. The Company is currently in default on the remaining balance of the loan.

 The 10% Series A convertible debentures in the amount of $25,000 each were issued in April 1998 to three shareholders. The note holders are entitled, at their option, to convert the debenture principal face amount then outstanding, together with accrued interest, into shares of the Company's common stock at a conversion price of $0.125 per share. The Company is currently in default on the debentures.

 NOTE 5--INCOME TAXES

 There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at December 31, 1998 are shown below:


      Operating loss carry forwards                          $ 1,190,549
      Valuation Allowance                                     (1,190,549)
                                                             -----------
      Net Deferred Tax Asset                                 $        -
                                                             ===========

 For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $2,896,848 which will expire beginning in the year 2011.

 The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.

                                                    For the Years Ended
                                                        December 31,
                                                  ------------------------
                                                      1998         1997
                                                  -----------   ----------
      Tax at statutory rate (34%)                 $(1,692,637)  $ (206,145)
      Non-deductible expenses                       1,083,122       10,327
      Change in valuation allowance                   919,440      233,075
      State tax benefit, net of federal
       tax effect                                    (313,636)     (38,197)
      Change in effective tax rate                      3,711          940
                                                  -----------   ----------
      Net Income Tax Expense                      $        -    $       -
                                                  ===========   ==========

 NOTE 6--ACCRUED LIABILITIES

 Included in accrued liabilities are $612,170 in obligations to states and the federal government for overdue payroll taxes from previous years and the estimated interest and penalties owing on such tax and obligations for estimated payroll taxes, interest and penalties on 1996, 1997, and 1998 officer wages and 1998 employee wages that have not been reported to the respective governmental agencies.

 NOTE 7--COMMITMENTS AND CONTINGENCIES

 CONSULTING AGREEMENTS - On January 5, 1998, the Company entered into a software programming consulting agreement with an unrelated third party. Under the terms of the agreement, the consultant received cash payments of $2,000 in 1998 and $10,000 in 1999 upon completion of the project on April 12, 1999. The consultant was also issued 45,000 shares of common stock on April 12, 1999. The amount of expense recognized during 1999 on the shares issued was $146,250.

 On August 27, 1998, the Company entered into a marketing consulting agreement with an unrelated third party. Under the terms of the agreement, the consultant was issued 30,000 shares of common stock for $100. The Company is obligated to issue 30,000 common shares each three months to the consultant. The agreement is through August 1999 and is cancellable by either party. The amount of expense recognized on the shares issued under this agreement is calculated using the market value of the stock at the end of the three month period.

 LEASE COMMITMENTS - The Company leases office and warehouse facilities under two-year agreements accounted for as operating leases. Lease expense for the years ended December 31, 1998 and 1997 was $56,400 and $51,875. In July 1998, the Company renewed one lease through May 31, 2000 at $4,700 per month. In May 1999, the Company moved to a new office and warehouse facility and entered into a new five-year operating lease. The lessor of the existing lease granted the Company an unconditional release from the lease effective as of the date of relocation. Monthly minimum rental payments on the new lease are $20,010 to be adjusted upwards by 4% for each succeeding year during the term of the lease.

 The following is a schedule of future minimum rental payments required under existing leases and the new lease.

                 Years Ending December 31:
                         1999                           $  178,880
                         2000                              249,725
                         2001                              259,714
                         2002                              270,102
                         2003                              280,906
                         Thereafter                         97,381
                                                        ----------
                         Total                          $1,336,708
                                                        ==========

 NOTE 8 -  SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
            INVESTING AND FINANCING ACTIVITIES

 Supplemental Cash Flow Information -
                                                  For the Years Ended
                                                      December 31,
                                               ------------------------
                                                   1998         1997
                                               -----------   ----------
       Cash paid for interest                  $       256   $    3,876

 NONCASH INVESTING AND FINANCING ACTIVITIES -

 During the year ended December 31, 1998, the Company converted $25,000 of accounts payable to common stock. The Company also converted notes payable in the amount of $558,131 and accrued interest in the amount of $9,967 into common stock.

 During August 1998, the Company issued 1,215,375 shares of common stock in exchange for the assets and liabilities of Innovus Corporation.
 Liabilities were assumed as follows:


       Fair value of assets acquired           $    46,670
       Common stock issued                         860,071
                                               -----------
       Liabilities Assumed                     $   906,741
                                               ===========

 On November 17, 1998, the Company issued 600,000 shares of Series I Preferred Stock and 720,000 shares of common stock in exchange for all of the issued and outstanding common stock of SoftKat, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired
        other than goodwill                    $   789,670
       Goodwill                                  6,882,300
       Common and preferred stock issued        (2,670,000)
                                               -----------
       Liabilities Assumed                     $ 5,001,591
                                               ===========

 NOTE 9 -  STOCKHOLDERS' EQUITY

 On August 5, 1998, Intermark was recapitalized as discussed in Note 2. To effect the recapitalization, the Intermark shareholders at that date exchanged all of the 3,783,875 outstanding Intermark common shares for 78,706 shares of Series H preferred stock and 1,033,669 common shares of Innovus (now eSynch Corporation). The recapitalization of Intermark was accounted for at historical cost. The accompanying financial statements, including the following description of equity transactions, have been restated for all periods presented to reflect the preferred and common shares issued in the recapitalization. On November 9, 1998, the shareholders approved a 1-for-10 reverse stock split of all common shares outstanding at that date. The accompanying financial statements have also been restated for all periods presented to reflect the stock split on a retroactive basis.

 The Series I redeemable preferred stock has a liquidation preference of $1.00. The Company is required to redeem 200,000 shares of the preferred stock at $1.00 per share upon obtaining financing of $1,500,000 or more from any source and must redeem an additional 200,00 shares of preferred stock upon obtaining an additional $3,000,000 in funding. Dividends on the preferred stock are payable prior and in preference to any declaration or payment of any dividends on the common stock, when, as, and if declared by the Board of Directors. However, there is no stated dividend rate. The preferred stock is convertible, at the option of the holder, into common stock at the lesser of $3.00 per share or the average closing bid price of the common stock over the ten trading days ending on either November 16, 1999 or an earlier date on which the Company receives a second funding of at least $3,000,000 mentioned above. The preferred stock has voting rights equivalent to the number of common shares into which it can be converted and has additional voting rights with respect to approval of any issuance of a senior series of preferred shares.

 On October 3, 1995, the Company issued 16,254 shares of Series H preferred stock and 21,350 common shares for $8,000 cash at $0.01 per common equivalent share. On May 19, 1997, the Company issued 44,697 shares of Series H preferred stock and 58,699 common shares to members of the Board of Directors as compensation for their services during 1995. The shares were valued at $22,000, or $0.01 per common equivalent share, which was the fair value of the services provided and the fair value of the preferred and common shares issued as established by management of the Company and based upon the value at which shares were issued for cash during 1995. The Company issued 7,091 shares of Series H preferred stock and 9,308 common shares effectively in July 1997 for services valued at $229,165, or $0.56 per share.

 On August 5, 1998, 1,112 shares of Series H preferred stock and 1,461 common shares were issued for services valued at $164,876, or $2.58 per common equivalent share. The value of these services was determined based upon the trading price of the Company's common stock at that date. On September 16, 1998, the Company issued 1,580 shares of Series H preferred stock to third parties for services. The services were valued at $112,108 based upon the trading price of the Company's common shares into which the preferred shares were convertible, or $1.26 per common equivalent share on the date issued.

 On August 5, 1998, for financial reporting purposes, the Company issued 1,215,375 common shares to acquire Innovus, as further discussed in Note 2. Innovus was a shell corporation with no operations and nominal assets. Therefore, the shares were recorded at the historical cost of the net liabilities assumed of $860,071.

 During 1998, the Company issued 9,428 shares of Series H Preferred stock and 172,548 common shares for notes payable and accrued interest. The value of the notes converted was $558,131 and the value of the accrued interest converted was $9,969.

 On November 9, 1998, the Series H preferred shareholders converted 80,286 shares of Series H preferred stock, pursuant to their terms, into 4,516,088 common shares at the rate of 56.25 common shares for each preferred share converted.

 The Company recognized $355,567 of interest expense relating to beneficial debt conversion features associated with notes payable issued during 1998. The value of the conversion feature was determined based upon the difference between the fair value of the Company's common stock on the dates the notes were issued and the conversion rates. The proceeds received were allocated $355,567 to the beneficial conversion feature and the remainder to the notes. The resulting discount on the notes was recognized as interest expense through the dates the notes were first convertible which were the same dates as the notes were issued.

 On November 17, 1998, the Company acquired SoftKat, Inc. in exchange for the issuance of 720,000 common shares and 600,000 redeemable, convertible Series I preferred shares. Up to an additional 720,000 common shares are contingently issuable based upon the difference between the market price of the common stock one year from the date of acquisition and a target price of $3.00 per share. The purchase price, based upon the fair value of the common and preferred stock issued was $2,670,000.

 An officer of SoftKat was issued 100,000 common shares as compensation. The value of these shares was $116,000. The value of the services was determined based upon the fair value of the services provided and the fair value of the preferred and common shares.

 On December 18, 1998, the Company issued 20,000 common shares as a settlement of accounts payable. The value of the accounts payable was $25,000.

 As described in Note 4, on December 8, 1998, the Company issued 55,000 common shares to a note holder as interest on a note payable. The value of these shares was $68,750 and was determined using the fair value of the common shares on the date of issuance.

 NOTE 10 -  FORGIVENESS OF DEBT

 The Company negotiated reductions in accounts payable during 1998 and paid the negotiated amounts. The amount of the debt forgiveness is $14,423 and has been accounted for as an extraordinary gain.

 NOTE 11 - STOCK OPTIONS

 The Board of Directors approved a stock option plan in April of 1998 which authorized options to purchase 600,000 shares of common stock. Options to purchase 540,000 common shares were granted under the plan on April 24, 1998, with a weighted-average exercise price of $0.99 per shares. The Plan was approved and the options were granted. The options became exercisable immediately. 450,000 of the unexercised options expire on April 24, 2003 and the remaining 90,000 unexercised options expire on April 24, 2008. Compensation relating to the options of $69,288 was recognized when the shares vested which was on the date of grant. After the merger with Innovus, the number of options and the price of the options were recalculated. The number of options now exercisable is 631,800 with a weighted average exercise price of $0.90. 549,900 of the options expire on April 24, 2003 and the remaining 81,900 options expire on April 24, 2008. No additional expense needs to be recognized in association with the recalculation of the options outstanding and the exercise price.

 A summary of the status of the Company's stock options as of December 31, 1998 and changes during the year then ended are presented below:


                                                   1998
                                        -----------------------------
                                                     Weighted-Average
                                          Shares      Exercise Price
                                        ------------   ------------
 Outstanding at beginning of year               -                -
 Granted                                   1,031,800   $       0.90
                                        ------------
 Outstanding at end of year                1,031,800           0.90
                                        ============
 Options exercisable at year-end             631,800           0.84
                                        ============
 Weighted-average fair value of
 of options granted during the year     $       0.91
                                        ============

 The following table summarizes information about stock options outstanding at December 31, 1998:

              Options Outstanding                      Options Exercisable
    -----------------------------------------------  ------------------------
                             Weighted-
                              Average    Weighted-                Weighted-
                 Number      Remaining   Average       Number      Average
     Range of  Outstanding  Contractual  Exercise    Exercisable   Exercise
      Prices   At 12/31/98     Life        Price     At 12/13/98     Price
    ----------  ----------  ----------   ----------  -----------   ----------
      $0.25        81,900   9.32 years     $0.21       81,900        $0.21
 $0.855 - $1.00   949,900     4.70         $0.96      549,900        $0.94

 The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board
 Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation charged to operations was $69,288 and $0 for the years ended December 31, 1998 and 1997. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net loss and loss per share would have increased to the pro forma amounts indicated below for the year ended December 31, 1998:

      Net loss:
         As reported                           $ (4,978,342)
         Pro forma                               (5,415,327)
      Basic and diluted loss per share:
         As reported                           $      (0.91)
         Pro forma                                    (0.99)

 The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0.0% for both periods; expected volatility of 73.0% and 0%; risk-free interest rate of 5.63%, 5.68% and 0% and expected life of the options of 5.0 years, 10.0 years and 0.0 years.

 NOTE 12 -  SUBSEQUENT EVENTS

 On January 13, 1999, the Company entered into a one-year agreement with a consulting firm to provide financial advisory services for the Company. As consideration for these services, the Company issued 200,000 five-year warrants to purchase shares of the Company's common stock at $1.25 per share. In addition, the Company has agreed to compensate the consulting firm based on the total consideration the Company receives in the future from the consulting firm's efforts as follows: 5% on the first $1,000,000, 4% on the next $1,000,000, 3% on the next $1,000,000, and 2% on any balance.

 On January 28, 1999, the Company entered into consulting agreements whereby the consultants are to provide various services to the Company including negotiating contracts on behalf of the Company and introducing the Company to various Internet companies. As consideration for these services, the consultants received 310,000 shares of common stock. The 1999 expense recognized for these shares will be $450,500.

 On March 9,1999, the Company acquired Kiss Software Corporation ("Kiss"), a California corporation engaged in the wholesale and retail distribution of computer and Internet utility software products. Under the agreement, shareholders of Kiss agreed to exchange each of their common shares for .181557136 common shares of eSynch and each of their preferred shares for .4183964 common shares of eSynch. The exchange resulted in the Company issuing 1,428,134 common shares to Kiss shareholders. The Company also issued 163,187 options in conjunction with the purchase. These options are exercisable at $2.05 each. The acquisition has been accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common stock and options issued, was estimated at $4,141,978 (unaudited). The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $5,237,979 (unaudited), which will be recognized as goodwill. Goodwill will be amortized over 3.11 years on a straight-line basis.

 On March 19, 1999, the Company borrowed $250,000 from an unrelated third party. The related note is unsecured and interest accrues at the rate of 5.0% per annum. The note and accrued interest are payable on or before July 5, 1999.

 On March 15, 1999, the Company entered into a lease agreement for new facilities. The base monthly rental is $20,010 and is adjusted each year by 4% over the previous years base rent after adjustment. The term of the lease is for five years and the Company has the option to extend the lease for an additional five years.

 On March 25, 1999, an officer of the Company loaned the Company $90,000 at an interest rate of 10%. The principal amount of the note was repaid shortly thereafter.

 On April 22, 1999, the Company entered into a one year agreement with a consultant to assist the Company in raising equity financing. The advisor is to receive 5% of the gross amount of the proceeds of any equity financing consummated by the Company during the term of the agreement.

 On May 25, 1999, the Company sold all of the stock of SoftKat, Inc. to an unrelated third party for $50,000 cash and a note receivable of $100,000 due 180 days after the date of sale. See Note 2.

 On June 1, 1999, the Company entered into a one year agreement with a consulting firm whereby the firm is to provide ongoing stock market support for the Company. The agreement is renewable for successive one year periods. As consideration for these services, the Company is to pay $48,000 ($4,000 monthly) plus reasonable expenses. For the period of June 1, 1999 through August 31, 1999, the monthly amount is to be paid in commons shares of the Company. The first cash payment of $4,000 is due September 1, 1999.

 On June 10, 1999, the Company issued 75,000 shares of common stock for $150,000 in cash. (Unaudited.)

 On June 11, 1999, the Company agreed to pay $50,000 in cash and agreed to issue 9,039 shares of common stock as a compromise and settlement of a lawsuit relating to a legal dispute between Kiss Corporation and a third-party. (Unaudited.)

 On June 11, 1999, the Company received a signed commitment from an investing source for equity financing in an aggregate amount of $2,500,000, subject to certain terms and conditions. The financing is to be in the form of convertible preferred stock and warrants issued by the Company. The Company is obligated, at its expense, to register the stock within 60 days of closing, with an effective date within 150 days after closing or the investors will be entitled to a registration payment equal to 2% of the purchase price for the first 30 days the Company is tardy and 3% for every 30 day period thereafter. (Unaudited.)

 Subsequent to December 31, 1998, the Company issued 478,500 shares of common stock to various individuals for services provided to the Company. The expense recognized from the issuance of these shares will be $927,175. (Unaudited.)