Form 10QSB
period 1999-03-31
ESYNCH CORP/CA
filed 1999-07-07
CIK 859915

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


      (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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


                                  15502 Mosher
                                Tustin, CA 92780
                   ----------------------------------------
                   (Address of principal executive offices)

                                 (714) 258-1900
               ------------------------------------------------
               (Issuer's telephone number, including area code)


               			 4600 Campus Drive
   	                     Newport Beach, CA  92660
               -------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
 for the past 90 days.   Yes         No   X

 The number of common shares outstanding at June 28, 1999:  9,031,840


                        TABLE OF CONTENTS

  PART 1  Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet - March 31, 1999
	     (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

          Condensed Consolidated Statements of Operations for the Three
          Months Ended March 31, 1999 and 1998 (Unaudited). . . . . . . . 2

          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1999 and 1998 (Unaudited). . . . . . . . 3

          Notes to Condensed Consolidated Financial Statements
          (Unaudited). . . . . . .  . . . . . . . . . . . . . . . . . . . 4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . 9

  PART II Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .10

  Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .12

  Item 6. Exhibits and Reports on Form. . . . . . . . . . . . . . . . . .13

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .14



 PART 1   FINANCIAL INFORMATION

 Item I - Financial Statements

                      ESYNCH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)

                                     ASSETS
 Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    11,540
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,693
  Other receivable. . . . . . . . . . . . . . . . . . . . . . . .     50,000
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .    290,947
                                                                 -----------
    Total Current Assets. . . . . . . . . . . . . . . . . . . . .    366,180
                                                                 -----------
  Property and Equipment, net . . . . . . . . . . . . . . . . . .     49,206
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .     60,030
  Assets to be sold - primarily goodwill. . . . . . . . . . . . .  4,552,847
                                                                 -----------
    Total Assets. . . . . . . . . . . . . . . . . . . . . . . . .$ 5,028,263
                                                                 ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .$ 1,136,985
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .    769,160
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .    616,161
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . .      5,218
  Liabilities relating to assets to be sold . . . . . . . . . . .  4,502,847
                                                                 -----------
    Total Current Liabilities . . . . . . . . . . . . . . . . . .  7,030,371

 Redeemable Preferred Stock - $0.001 par value; 600,000
   shares authorized; 600,000 shares of Series I issued
   and outstanding; liquidation preference - $600,000 . . . . . .        600
                                                                 -----------
 Stockholders' Deficit
   Preferred stock - $0.001 par value; 400,000 shares
    authorized; none issued or outstanding. . . . . . . . . . . .         -
 Common stock - $0.001 par value; 20,000,000 shares
   authorized; 7,583,706 shares issued and outstanding . . . . .       7,584
 Additional paid-in capital. . . . . . . . . . . . . . . . . . .   4,755,431
 Note receivable from shareholder. . . . . . . . . . . . . . . .    (494,007)
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .  (6,271,716)
                                                                 -----------
    Total Stockholders' Deficit . . . . . . . . . . . . . . . . . (2,002,708)
                                                                 -----------
 Total Liabilities and Stockholders' Deficit. . . . . . . . . . .$ 5,028,263
                                                                 ===========

See the accompanying notes to the condensed consolidated financial statements.

                         ESYNCH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                  FOR THE THREE MONTHS
							           ENDED MARCH 31,
                                               ----------------------------
                                                   1999            1998
                                               ------------    ------------
  Net Product Sales. . . . . . . . . . . . . . $    408,850    $     14,870
                                               ------------    ------------
  Costs and Operating Expenses
   Costs of products sold. . . . . . . . . . .      279,697          93,631
   General and administrative. . . . . . . . .      718,998         221,310
                                               ------------    ------------
      Total Costs and Operating Expenses . . .      998,695         314,671
                                               ------------    ------------
  Operating Loss . . . . . . . . . . . . . . .     (589,845)       (299,801)

  Interest expense . . . . . . . . . . . . . .      (30,617)        (12,060)
                                               ------------    ------------
          Net Loss . . . . . . . . . . . . . . $   (620,462)   $   (311,861)
                                               ============    ============
  Basic and Diluted Loss Per
   Common Share. . . . . . . . . . . . . . . . $     ( 0.09)   $      (3.49)
                                               ============    ============
  Weighted average number of common
  shares used in per share calculation . . . .    7,234,295          89,357
                                               ============    ============

See the accompanying notes to the condensed consolidated financial statements.

                          ESYNCH CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                    FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
 Cash Flows from Operating Activities
   Net loss. . . . . . . . . . . . . . . . . . . .$   (620,462) $   (311,861)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization. . . . . . . .       9,225        10,049
      Stock issued for services. . . . . . . . . .     649,425            -
   Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . .          -         25,000
      Prepaid expenses . . . . . . . . . . . . . .    (290,497)           -
      Accounts payable . . . . . . . . . . . . . .      16,220       116,808
      Accrued liabilities. . . . . . . . . . . . .      76,320        55,048
      Other liabilities. . . . . . . . . . . . . .       5,218            -
                                                  ------------  ------------
        Net Cash Used in Operating Activities. . .    (154,551)     (104,956)
                                                  ------------  ------------
  Cash Flows From Investing Activities
   Acquisition of property and equipment . . . . .      (6,225)           -
   Other receivable. . . . . . . . . . . . . . . .     (50,000)           -
   Deposits. . . . . . . . . . . . . . . . . . . .     (60,030)           -
                                                  ------------  ------------
      Net Cash Used in Investing Activities. . . .    (116,255)           -
                                                  ------------  ------------
  Cash Flows From Financing Activities
   Cash received on notes receivable
    issued for common stock. . . . . . . . . . . .      71,433            -
   Proceeds from borrowing . . . . . . . . . . . .     359,500       115,500
   Payments on notes payable . . . . . . . . . . .    (150,000)           -
                                                  ------------  ------------
      Net Cash Provided by Financing Activities. .     280,933       115,500
                                                  ------------  ------------
  Net Increase in Cash . . . . . . . . . . . . . .      10,127        10,544

  Cash at Beginning of Period. . . . . . . . . . .       1,413            -
                                                  ------------  ------------
  Cash at End of Period. . . . . . . . . . . . . .$     11,540  $     10,544
                                                  ============  ============
  Noncash Investing and Financing Activities

     The Company issued common stock for a note receivable in the amount of $565,440.

See the accompanying notes to the condensed consolidated financial statements.

                        ESYNCH CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


 NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION AND NATURE OF OPERATIONS -- Intermark Corporation ("Intermark") was incorporated under the laws of the State of California in October 1995. On August 5, 1998, Intermark was reorganized into Innovus Corporation, a publicly-held shell corporation. By shareholder action, Innovus Corporation, the parent company, changed its name to eSynch Corporation ("eSynch") on November 9, 1998. On November 17, 1998, eSynch acquired SoftKat Inc. ("SoftKat"). Subsequent to March 31,1999, SoftKat was sold to a third-party. See Note 2.

 The primary activities of eSynch, the consolidated company, have consisted of raising capital, acquiring Innovus Corporation and SoftKat Inc., and limited retail and turnkey sales of software games and various other programs and related marketing services through distribution channels and through the Internet.

 PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Intermark Corporation ("Intermark") for all periods presented, and the accounts of Innovus Corporation and SoftKat, Inc. from the dates of their acquisitions on August 5, 1998 and November 17, 1998, respectively. These entities are collectively referred to as "eSynch" or the "Company". All inter-company transactions and balances have been eliminated in consolidation. In accordance with the accounting treatment for impairment of long-lived assets to be disposed of, the accounts of SoftKat has been consolidated under two line items on the financial statements, "Assets to be sold" and "Liabilities relating to assets to be sold", respectively. The carrying amount of assets to be sold has been adjusted by the impairment loss on the subsequent sale of SoftKat. The impairment loss was recognized in the year ending December 31, 1998.

 USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

 INTERIM UNAUDITED FINANCIAL INFORMATION -- The accompanying condensed financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included and consist only of normal recurring adjustments except as disclosed herein. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1999.

 These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB dated December 31, 1998.

 BUSINESS CONDITION -- The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at March 31, 1999 in the amount of $6,271,716. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. As discussed in Note 8, the Company has obtained a signed commitment from an investment source for equity financing in the aggregate amount of $2,500,000. The Company is also currently in negotiations for additional financing arrangements. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

 CONCENTRATION OF RISK AND MAJOR CUSTOMERS -- The Company operates exclusively in the software industry, accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. Sales to any major customer during the quarters ended March 31, 1999 and 1998 were not significant.

 FAIR VALUES OF FINANCIAL INSTRUMENTS -- The amounts reported as cash, accounts payable, notes payable, and liabilities relating to assets to be sold are considered to reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

 LOSS PER SHARE -- The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. 1,351,800 and zero potentially issuable common shares outstanding at March 31, 1999 and 1998 were excluded from the calculation of diluted loss per share for the quarters ended March 31, 1999 and 1998, as they would have decreased the loss per share, respectively.

 REVENUE RECOGNITION -- The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, products purchased from publishers are accounted for as consigned product from publishers and the related cost is not reflected in the financial statements with the exception of a limited amount of software inventory owned by the Company at period-end.

 NOTE 2--ACQUISITIONS

 SOFTKAT -- On November 17, 1998, the Company acquired SoftKat, Inc,. a California corporation primarily engaged in the wholesale distribution of computer software games. In exchange for the SoftKat common shares, the Company issued 720,000 common shares and 600,000 shares of Series I redeemable, convertible preferred shares. Up to an additional 720,000 common shares are contingently issuable based upon the difference between the market price of the common stock one year from the date of acquisition and a target market price. The acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common and preferred stock issued and the additional contingently issuable common shares, was $2,670,000. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $6,882,300, which was recognized as goodwill. The results of operations of SoftKat have been included in the March 31, 1999 condensed consolidated financial statements.

 In February 1999, Management of the Company decided to dispose of SoftKat because it did not meet the core business objectives of the Company. On May 25, 1999, SoftKat was sold to a third party for $50,000 cash and a note receivable for $100,000 which resulted in the recognition of an impairment loss of $2,323,841. The subsequent sale and resulting loss provided evidence of conditions that existed at December 31, 1998; therefore, an impairment loss was recognized in 1998 in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The impairment loss was determined by the excess of the carrying amount of the assets in excess of the $50,000 subsequently collected and the amount of the related liabilities. The $100,000 note receivable was not considered in the computation of the impairment loss or the resulting carrying value of the assets to be sold, but will be recognized when collected. The resulting amount of the assets to be sold and the related liabilities assumed by the buyer have been presented separately in the accompanying balance sheet.

 NOTE 3--OTHER RECEIVABLE

 On March 30, 1999, the Company loaned $50,000 to Kiss Software
 Corporation ("Kiss"). As discussed in Note 9, the Company acquired Kiss effective April 1, 1999. The advance is non-interest bearing and is payable on demand.

 NOTE 4--PREPAID EXPENSES

 In January 1999, the Company prepaid consulting services by issuing 310,000 common shares of stock to two third-party consultants. The prepaid services recognized from the issuance of these shares was $361,250. As of March 31, 1999, $70,303 of the prepaid services had been performed by the consultants and therefore, were expensed by the Company.

 NOTE 5--NOTES PAYABLE

 In March 1999, the Company borrowed $19,500 from a third-party.
 The note had a stated interest rate of 10% and was payable on demand. The note was paid in full shortly after March 31, 1999.

 During the period ending March 31, 1999, the Company made cash payments of $30,000 interest and $100,000 principal to the holder of the 40% convertible note.

 In March 1999, the Company borrowed $250,000 from a third-party. The note is unsecured and bears interest at the rate of 5% per annum. The note and accrued interest are payable on or before July 5, 1999.

 In March 1999, an officer of the Company loaned the Company $90,000 at an interest rate of 10%. Prior to March 31, 1999, $50,000 of the loan amount was repaid. The remaining principal amount of the note was repaid subsequent to March 31, 1999.

 NOTE 6--COMMITMENTS AND CONTINGENCIES

 LITIGATION - SoftKat is a defendant in a lawsuit filed by a third-party for alleged breach of distribution and licensing agreements. Management of SoftKat claims it has paid money and substantial merchandise to the plaintiff in satisfaction of a large portion of the debt. The plaintiff has proposed to file a first amended complaint naming as defendants the original parties as well as eSynch and claiming trademark and intellectual property violations. The amount claimed is $100,000. The Company believes that the potential exposure is much less than this amount. The stage of the proceedings does not allow the Company to estimate the probability of an unfavorable outcome at this time. No provision for a possible loss from this proceeding has been accrued in the accompanying financial statements.

 The Company is a defendant in a lawsuit filed by a third-party claiming damages for unpaid printing charges. The suit asks for damages of $6,091, plus interest and attorney fees of $660. The Company is unable to estimate the likelyhood of an unfavorable outcome of this lawsuit at this time. The Company denies the claim and has cross-complained seeking damages in excess of $100,000, claiming that the printing work was substandard and could not be used with the software product. The Company intends to vigorously defend against the claim and prosecute its cross-complaint. No provision for a possible loss from this lawsuit has been accrued in the accompanying financial statements.

 The Company is a defendant in a lawsuit filed by a third-party for unpaid rent payments relating to a prior lease agreement entered into by SoftKat. In February 1999, a default judgment was obtained by the plaintiff against SoftKat for $38,273. Subsequently, the plaintiff sued the Company seeking damages of the original $38,273 plus $46,528 for additional losses incurred by the plaintiff in conjunction with SoftKat's departure from the premises under lease.

 The Company is a defendant in a lawsuit filed by a third-party for non-payment of "guarantee" royalties in the amount of $34,750. The Company is unable to estimate the liklihood of an unfavorable outcome of this lawsuit at this time. The Company intends to vigorously defend against this claim. A provision of $5,818 has been accrued in the accompanying financial statements.

 SoftKat is a defendant in a number of lawsuits and collection actions filed by various third-parties. The damages asserted in these claims have been accrued in the accompanying consolidated financial statements and are included in the line item "Liabilities relating to assets to be sold." These lawsuits and collection actions may result in future claims against the Company in the event that some or all of these claims are not assumed by the buyer in the purchase of SoftKat.

 NOTE 7--STOCKHOLDERS' DEFICIT

 In January 1999, the Company issued 310,000 shares of common stock for prepayment of services. The value of the services was determined based upon the trading price of the Company's common stock on the date of issuance. The services were valued at $361,250; $70,303 of this amount was expensed in the period and the remainder of $290,947 is shown as prepaid expenses at March 31, 1999.

 During the period ended March 31, 1999, the Company issued 148,500 shares of common stock for services valued at $288,175 or approximately $1.94 per share. The value of these services was determined based upon the trading price of the Company's common stock on the date of issuance.

 During March 1999, the Company issued 235,377 shares of common stock for notes receivable totaling $565,440. Prior to March 31, 1999, $71,433 of the notes were collected by the Company.

 In March 1999, the Company issued 235,377 shares of common stock for a note receivable totaling $565,440. Prior to March 31, 1999, $71,433 was collected on the note. The note is due on or before March 31, 1999 and has a stated interest rate of 10%. Subsequent to March 31, 1999,$212,000 of the note was collected by the Company. The note balance at March 31, 1999 has been included in Stockholders' Deficit in the accompanying Condensed Consolidated Balance Sheet.

 NOTE 8--SUBSEQUENT EVENTS

 Effective April 1, 1999, the Company completed the acquisition of Kiss Software Corporation ("Kiss"), a California corporation engaged in the wholesale and retail distribution of computer and Internet utility software products. Under the agreement, shareholders of Kiss agreed to exchange each of their common shares for .181557136 common shares of eSynch and each of their preferred shares for .4183964 common shares of eSynch. The exchange resulted in the Company issuing 1,428,134 common shares to Kiss shareholders. The Company also issued 163,187 options in conjunction with the purchase. These options are exercisable at $2.05 each. During the second quarter 1999, the acquisition will be accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common stock and options issued, has been estimated at $4,141,978(unaudited). The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $5,237,979 (unaudited), which will be recognized as goodwill. Goodwill will be amortized over approximately 3 years on a straight-line basis.

 On April 22, 1999, the Company entered into a one year agreement with a consultant to assist the Company in raising equity financing. The advisor is to receive 5% of the gross amount of the proceeds of any equity financing consummated by the Company during the term of the agreement.

 On April 26, 1999, the Company issued 10,000 shares of common stock to an individual for services provided to the Company. The expense to be recognized will be $26,875.

 On May 7, 1999, the Company issued 10,000 shares of common stock to an individual for services provided to the Company. The expense to be recognized will be $25,600.

 On May 25, 1999, the Company sold all of the stock of SoftKat, Inc. to an unrelated third party for $50,000 cash and a note receivable of $100,000 due 180 days after the date of sale. See
 Note 2.

 On June 1, 1999, the Company entered into a one year agreement with a consulting firm whereby the firm is to provide ongoing stock market support for the Company. The agreement is renewable for successive one year periods. As consideration for these services, the Company is to pay $48,000 ($4,000 monthly) plus reasonable expenses. For the period of June 1, 1999 through August 31, 1999, the monthly amount is to be paid in common shares of the Company. The first cash payment of $4,000 is due September 1, 1999.

 On June 10, 1999, the Company issued 75,000 shares of common stock for $150,000 in cash or $2.00 per share.

 On June 11, 1999, the Company agreed to pay $50,000 in cash and agreed to issue 9,039 shares of common stock as a compromise and settlement of a lawsuit relating to a legal dispute between Kiss
 Corporation and a third-party.

 On June 11, 1999, the Company received a signed commitment from an investing source for equity financing in an aggregate amount of $2,500,000, subject to certain terms and conditions. The financing is to be in the form of preferred stock and warrants issued by the Company. The Company is obligated, at its expense, to register the stock within 60 days of closing, with an effective date within 150 days after closing or the investors will be entitled to a registration payment equal to 2% of the purchase price for the first 30 days the Company is tardy and 3% for every 30 day period thereafter.

 Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

 General

 The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 1998 found in the Company's Form 10-KSB dated June 21, 1999.

 The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at March 31, 1998 in the amount of $6,271,716. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Results of Operations

 During the quarter ended March 31, 1999, net sales were $408,850, compared to $14,870 for the comparable period of the prior year. The sales amount for 1999 included sales for SoftKat in the amount of $373,011. These sales will not continue as SoftKat was sold
 May 25, 1999.

 The costs of products sold in the quarters March 31, 1999 and 1998 were $279,697 and $93,361, respectively.

 Operating loss for the quarter ended March 31, 1999 was 620,462 compared to an operating loss of 311,861 for the quarter ended
 March 31, 1998. The increase operating loss was due to the difficulties associated with Softkat operations and increased public relations due to the Company being a public traded company.

 The Company incurred $30,617 and $12,060 in net interest expense during the quarters ended March 31, 1999 and 1998, respectively.

 Liquidity and Capital Resources

 At March 31, 1999 the Company had $11,540 of cash and a deficit in working capital (current liabilities in excess of current assets) of $6,664,191.

 The Company had been relying upon short-term borrowings from affiliates and others, as well as issuance of common stock.

 Management's efforts to obtain additional financing were successful to some degree. The Company borrowed $269,500 from two accredited investors during the quarter. In addition, the Company issued 235,377 shares of common stock for notes receivable totaling $565,440.

 The Company estimates that during the quarter it was using approximately $100,000 more cash each month than was generated by operations.

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

 PART II  OTHER INFORMATION

 Item 1 - Legal Proceedings

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

 Item 2 - Changes in Securities:

   (a) The following securities were issued by the Company during the quarter ended March 31, 1999 without registration under the Securities Act of 1933:


       (i) The Company issued 148,500 shares for services with a value of $ 288,175
            The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

       (ii) During the quarter, the Company issued 235,377 shares for notes receivable in the amount of 565,440. The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

   (b) The following securities were on registered February 1, 1999 on Form S-8

       (i) The Company issued 310,000 common shares in advance of services performed in the amount of $361,250.

       (ii)  60,000 of previously issued shares.


 Item 6 - Exhibits and Reports on Form 8-K

      None.

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

      2.2(2)   First Amendment, dated as of June 17, 1998, of
               Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark Corporation, a California corporation; and the Exchanging Security holders of Intermark Corporation
      2.3(2)   Second  Amendment,  dated as of July 30, 1998, of
               Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark Corporation, a California corporation; and the Exchanging Security holders of Intermark Corporation
      2.4*     Agreement and Plan of Merger dated as of February 26,
               1999 among the Company; Softkat, Inc, a California corporation ("Softkat"); certain stockholders, of Softkat, and INUS-Softkat Acquisition Corporation, a wholly-owned subsidiary of the Company. Omitted are the following schedules or ancillary documents to the agreement identified immediately above:
                         (A) Disclosure Schedule of Softkat;
                         (B) Disclosure Schedule of the Company.

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

      4.1(6)   January 1999 Stock Plan, including 310,000
               shares of Esynch Common Stock granted and
               issued to individual consultants named on the
               attached Corporate Resolutions
      4.2(6)   Corporate Resolutions relating to January, 1999 Stock Plan
      4.10(2)  Certificate of Designation - Series H Preferred Stock
      4.11(7)  Certificate of Designation - Series I Preferred Stock
      4.12(7)  Certificate of Elimination - Series A Preferred Stock
      4.13(7)  Certificate of Elimination - Series C Preferred Stock
      4.14(7)  Certificate of Elimination - Series D Preferred Stock
      4.15(7)  Certificate of Elimination - Series E Preferred Stock
      4.16(7)  Certificate of Elimination - Series F Preferred Stock
      4.17(7)  Certificate of Elimination - Series G Preferred Stock
      4.18(7)  Certificate of Elimination - Series H Preferred Stock
     10.4(7)   Registration Rights Agreement dated August 4, 1998
               among the Company and those holders of the Company's
               stock listed in Exhibit A thereto
     10.5(7)*  Form of Stock Option Agreement dated April 24, 1998 between Intermark Corporation and each of Thomas
              Hemingway, T. Richard Hutt and James Budd
     10.6*    Instrument of Option Assumption dated August 4,
              1998 between the Company and each of the optionees
              named in Exhibit 10.5, among others, resulting in
              the Company's assumption of options as follows:
              Thomas Hemingway   331,541 shares of common stock at $.83 each
              T. Richard Hutt    132,616 shares of common stock at $.83 each
              James Budd         132,616 shares of common stock at $.83 each
      27.1    Financial Data Schedule
      99*     Press Release on sale of Softkat,Inc.

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


        * Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1998 filed June 24, 1999.



                            SIGNATURE


 In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date:  June 29, 1999

 eSynch Corporation


                       By:  /S/ Thomas Hemingway
                            ------------------------------------
                          Tom Hemingway, Chief Executive Officer
                           (Authorized Officer)



                       By: /S/ David P. Noyes
                           ------------------------------------
                           David P. Noyes, Chief Financial Officer