Form 10QSB
period 1999-06-30
ESYNCH CORP/CA
filed 1999-08-19
CIK 859915

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

The number of common shares outstanding at August 13, 1999:  9,242,143


                       TABLE OF CONTENTS

PART I  Financial Information

  Item 1. Financial Statements


    Condensed Consolidated Balance Sheet - June 30, 1999
     (Unaudited)

    Condensed Consolidated Statements of Operations for the
     Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)

    Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 1999 and 1998 (Unaudited)

    Notes to Condensed Consolidated Financial Statements
     (Unaudited)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II Other Information

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 6. Exhibits and Reports on Form


     Signatures






PART I   FINANCIAL INFORMATION


Item I - Financial Statements


                           ESYNCH CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                      June 30, 1999
                                        (UNAUDITED)

                                    ASSETS
Current Assets

   Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    34,547
   Inventory . . . . . . . . . . . . . . . . . . . . . . .       88,748
   Other receivable. . . . . . . . . . . . . . . . . . . .       13,625
   Prepaid expenses. . . . . . . . . . . . . . . . . . . .      119,791
                                                            -----------
      Total Current Assets. . . . . . . . . . . . . . . . .     256,711
                                                            -----------
Property and Equipment, net . . . . . . . . . . . . . . . .      72,781
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .      70,807
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . .   4,654,693
                                                            -----------
      Total Assets. . . . . . . . . . . . . . . . . . . . . $ 5,054,992
                                                            ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts payable . . . . . . . . . . . . . . . . . . . . $ 1,774,880
   Accrued liabilities. . . . . . . . . . . . . . . . . . .   1,171,559
   Value of Common Stock to be Issued . . . . . . . . . . .     440,625
   Notes payable. . . . . . . . . . . . . . . . . . . . . .     582,893
                                                            -----------
      Total Current Liabilities . . . . . . . . . . . . . .   3,969,957

Notes Payable . . . . . . . . . . . . . . . . . . . . . . .     459,153
Redeemable Preferred Stock - $0.001 par value; 600,000
shares authorized; 600,000 shares of Series I issued
and outstanding; liquidation preference - $600,000. . . . .         600
                                                            -----------
Stockholders' Equity
   Preferred stock - $0.001 par value; 400,000 shares
    authorized; none issued or outstanding. . . . . . . . .          -
   Common stock - $0.001 par value; 20,000,000 shares
    authorized; 9,240,143 shares issued and outstanding . .       9,240
   Additional paid-in capital . . . . . . . . . . . . . . .  10,938,145
   Note receivable from shareholder . . . . . . . . . . . .    (163,047)
   Accumulated deficit. . . . . . . . . . . . . . . . . . . (10,159,056)
                                                            -----------
      Total Stockholders' Equity. . . . . . . . . . . . . .     625,282
                                                            -----------
Total Liabilities and Stockholders' Equity. . . . . . . . . $ 5,054,992
                                                            ===========

See the accompanying notes to the condensed consolidated financial statements.

                                  -1-



                         ESYNCH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                 For the Three Months        For the Six Months
                                   Ended  June 30,              Ended June 30,
                              --------------------------  ------------------------
                                    1999        1998         1999         1998
                              ------------  ------------  ------------  ----------
Net Product Sales. . . . . . .$    252,882  $     47,163  $    661,732  $   62,033
                              ------------  ------------  ------------  ----------
Costs and Operating Expenses
  Costs of products sold. .         88,726        77,922       368,423     171,553
  General and administrative.    1,033,049       347,787     1,304,331     569,097
  Stock Issued for Services .      866,210             -     1,313,926           -
  Stock Based Compensation. .    1,817,347             -     1,817,347           -
  Amortization of Goodwill. .      406,878             -       406,878           -
                               -----------  ------------  ------------  ----------
    Total Costs and Operating
     Expenses . . . . . . . .    4,212,210       425,709     5,210,905     740,650
                               -----------  ------------  ------------  ----------
Operating Loss . . . . . . . .  (3,959,328)     (378,546)   (4,549,173)   (678,617)

Other Income . . . . . . . . .      87,000                      87,000
Interest expense . . . . . . .     (15,012)      (17,755)      (45,629)    (29,815)
                               -----------  ------------  ------------  ----------
      Net Loss . . . . . . . . $(3,887,340) $   (396,301) $ (4,507,802) $ (708,432)
                               ===========  ============  ============= ===========
Basic and Diluted Loss Per
Common Share . . . . . . . . . $    ( 0.46) $      (4.44) $       (.57) $    (7.93)
                               ===========  ============  ============  ==========
Weighted average number of
 common shares used in per
 share calculation. . . . . .    8,540,099        89,357     7,950,691      89,357
                               ===========  ============  ============  ==========

See the accompanying notes to the condensed consolidated financial statements.

                                       -2-

                                   ESYNCH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                       FOR THE SIX MONTHS
                                                         ENDED JUNE 30,
                                                    -----------------------
                                                        1999        1998
                                                    ----------   ----------
Cash Flows from Operating Activities
   Net loss. . . . . . . . . . . . . . . . . . . .  $(4,507,802) $ (708,432)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization. . . . . . . .       15,471       4,800
      Amortization of goodwill . . . . . . . . . .      406,878           -
      Stock issued for services. . . . . . . . . .    1,080,565           -
      Liabilitiy for stock to be issued for
         services  . . . . . . . . . . . . . . . .      440,625           -
      Stock issued for settlement of lawsuit . . .       26,456           -
      Stock Based Compensation                        1,817,347           -
   Changes in operating assets and liabilities net
    of effects of purchase of Kiss
      Other receivables  . . . . . . . . . . . . .      (13,625)          -
      Inventory  . . . . . . . . . . . . . . . . .      (13,366)          -
      Prepaid expenses . . . . . . . . . . . . . .      (81,469)          -
      Other assets . . . . . . . . . . . . . . . .      (47,375)          -
      Accounts payable . . . . . . . . . . . . . .      213,170     243,903
      Accrued liabilities. . . . . . . . . . . . .       86,330     225,000
                                                    -----------  ----------
     Net Cash Used in Operating Activities . . . .     (576,795)   (234,729)
                                                    -----------  ----------
Cash Flows From Investing Activities
   Proceeds from sale of SoftKat, net                    50,000           -
   Acquisition of property and equipment . . . . .      (36,045)       (771)
   Kiss cash acquired. . . . . . . . . . . . . . .       49,233           -
                                                    -----------  ----------
     Net Cash Used in Investing Activities . . . .       63,188        (771)
                                                    -----------  ----------
Cash Flows From Financing Activities
   Stock issued for cash                                150,000           -
   Cash received on notes receivable issued for
    common stock . . . . . . . . . . . . . . . . .      322,509           -
   Proceeds from borrowing . . . . . . . . . . . .      359,500     235,500
   Payments on notes payable . . . . . . . . . . .     (285,268)          -
                                                      ---------   ---------
      Net Cash Provided by Financing Activities. .      546,741     235,500
                                                      ---------   ---------
Net Increase in Cash . . . . . . . . . . . . . . .       33,134           -

Cash at Beginning of Period. . . . . . . . . . . .        1,413           -
                                                      ---------   ---------
Cash at End of Period. . . . . . . . . . . . . . .    $  34,547   $       -
                                                     ==========   =========

See the accompanying notes to the condensed consolidated financial statements.
                                   -3-


                     eSYNCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS -- Intermark Corporation("Intermark") was incorporated under the laws of the State of California in October 1995. On August 5, 1998, Intermark was reorganized into Innovus Corporation, a publicly-held shell corporation. By shareholder action, Innovus Corporation, the parent company, changed its name to eSynch Corporation ("eSynch") on November 9, 1998. On November 17, 1998, eSynch acquired SoftKat Inc. ("SoftKat"). On May 25, 1999, SoftKat was sold to a third-party. See Note 2.

On April 1, 1999, eSynch consummated an acquisition of Kiss Software Corporation ("Kiss")whereby under the terms of an Agreement and Plan of Merger Kiss became a wholly owned subsidiary of eSynch. Kiss was incorporated under the laws of California on February 14, 1997. The primary activities of Kiss have consisted of distributing computer utility software principally through wholesale distribution channels.

The primary activities of eSynch, the consolidated company, have consisted of raising capital, acquiring Innovus Corporation and SoftKat Inc., and limited retail and turnkey sales of software games and various other programs and related marketing services through distribution channels and through the Internet.

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Intermark and eSynch for all periods presented, and the accounts of SoftKat, Inc. to May 25, 1999, and the accounts of Kiss since April 1, 1999. These entities are collectively referred to as "eSynch" or the "Company". All inter-company transactions and balances have been eliminated in consolidation.

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

BUSINESS CONDITION -- The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative tangible net worth of $4,028,511. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. As discussed in Note 8, the Company signed an Agreement effective August 13,1999 from an investment source for equity financing in the aggregate amount of $2,500,000.

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

CONCENTRATION OF RISK AND MAJOR CUSTOMERS -- The Company operates exclusively in the software industry, accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. Sales to any major customer during the quarters and six months June 30, 1999 and 1998 were not significant.

FAIR VALUES OF FINANCIAL INSTRUMENTS -- The amounts reported as cash, accounts payable, notes payable, and liabilities relating to assets to be sold are considered to reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

LOSS PER SHARE -- The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. 3,791,120 and 151,133 potentially issuable common shares outstanding at June 30, 1999 and 1998 were excluded from the calculation of diluted loss per share for the quarters ended June 30, 1999 and 1998, as they would have decreased the loss per share, respectively.

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

NOTE 2--ACQUISITIONS

SOFTKAT -- On November 17, 1998, the Company acquired SoftKat, Inc,. a California corporation primarily engaged in the wholesale distribution of computer software games. In exchange for the SoftKat common shares, the Company issued 720,000 common shares and 600,000 shares of Series I redeemable, convertible preferred shares. Up to an additional 720,000 common shares are contingently issuable based upon the difference between the market price of the common stock one year from the date of acquisition and a target market price. The acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common and preferred stock issued and the additional contingently issuable common shares, was $2,670,000. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $6,882,300, which was recognized as goodwill. The results of operations of SoftKat have been included in the June 30, 1999 (through May 25, 1999 date of sale) condensed consolidated financial statements.

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

Effective April 1, 1999, the Company completed the acquisition of Kiss a Software Corporation, California corporation engaged in the wholesale and retail distribution of computer and Internet utility software products. Under the agreement, shareholders of Kiss agreed to exchange each of their common shares for.181557136 common shares of eSynch and each of their preferred shares for .4183964 common shares of eSynch. The exchange resulted in the Company issuing 1,428,134 common shares to Kiss shareholders.
The Company also issued 163,187 options in conjunction with the purchase. These options are exercisable at $2.05 per share. During the second quarter 1999, the acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common stock and options issued, has been estimated at $3,965,570. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $5,061,571 (unaudited), which was recognized as goodwill. Goodwill is being amortized over approximately 3 years on a straight-line basis.

NOTE 3--PREPAID EXPENSES

In June 1999, the Company prepaid consulting services by issuing 54,000 common shares of stock to third-party consultants. The prepaid services recognized from the issuance of these shares was $111,380. As of June 30, 1999, $29,906 of the prepaid services had been performed by the consultants and therefore, were expensed by the Company.

NOTE 4--NOTES PAYABLE

In August 1999, the Company repaid $250,000 borrowed from a third-party. Notes Payable long-term include a note to an Officer-Shareholder in the amount of $195,270.

Note 5 -- STOCK BASED COMPENSATION

The Company issued stock options for 885,000 shares of Common stock to Officers and Employees in connection with Employment Agreements signed on April 1, 1999. The options allowed for the exercise of options over various periods at a price of $1.00 per share. In addition, on April 1, 1999, an officer of the Company was granted warrants to purchase 400,000 shares of common stock at $0.05 per share. The charge under stock based compensation was $1,817,347 for the three months ended June 30, 1999.

NOTE 6 --COMMITMENTS AND CONTINGENCIES

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

The Company is a defendant in a lawsuit filed by a third-party claiming damages for unpaid printing charges. The suit asks for damages of $6,091, plus interest and attorney fees of $660. The Company is unable to estimate the likely-hood of an unfavorable outcome of this lawsuit at this time. The Company denies the claim and has cross-complained seeking damages in excess of $100,000, claiming that the printing work was substandard and could not be used with the software product. The Company intends to vigorously defend against the claim and prosecute its cross-complaint. No provision for a possible loss from this lawsuit has been accrued in the accompanying financial statements.

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

The Company is a defendant in a lawsuit filed by a third-party for non-payment of "guaranteed" royalties in the amount of $34,750. The Company is unable to estimate the likelihood of an unfavorable outcome of this lawsuit at this time. The Company intends to vigorously defend against this claim. A provision of $5,818 has been accrued in the accompanying financial statements.

SoftKat is a defendant in a number of lawsuits and collection actions filed by various third-parties. These lawsuits and collection actions may result in future claims against the Company in the event that some or all of these claims are not assumed by the buyer in the purchase of SoftKat.

A third-party has asserted a claim in the amount of $53,539 against Kiss seeking payment for raw inventory materials purchased by a third-party on behalf of Kiss. The claim asserts that the inventory was purchased on behalf of Kiss as a result of Company purchase orders and is therefore Kiss's liability. Kiss vigorously denies this claim, asserting that the third-party was negligent in purchasing the material and is therefore liable for the loss. Kiss is unable to estimate the likelihood of an unfavorable outcome of this claim at this time. No provision for a possible loss for this claim has been accrued in the accompanying financial statements.

Kiss is a defendant in a lawsuit in which the plaintiff is seeking $18,000 for non-payment of services performed by the plaintiff on behalf of Kiss. Kiss and the plaintiff are currently in negotiations to settle the suit for approximately $11,500. The estimated negotiated settlement of $11,500 has been accrued in the accompanying financial statements.

NOTE 7--STOCKHOLDERS' EQUITY

On July 16, 1999 the Company issued 2,000 shares of common stock for interest of $6,000.

During the six months ended June 30, 1999, the Company issued 602,500 shares of common stock for services. The value of the services was determined based upon the trading price of the Company's common stock on the date of issuance. The services were valued at $1,395,394: $866,210 and $1,313,926 were expensed in the three and six month periods ended June 30, 1999, respectively, and the remainder of $81,468 is shown as prepaid expenses at June 30, 1999.

During March 1999, the Company issued 235,377 shares of common stock for notes receivable totaling $565,440. The Company has collected $322,509 through June 30, 1999. An additional $79,884 has been recognized as a discount on the note for the period ended June 30, 1999. The note balance at June 30, 1999 has been included in Stockholders' Equity in the accompanying Condensed Consolidated Balance Sheet.

The Company issued 75,000 share of common stock for $150,000 cash in April 1999.

On June 11, 1999, the Company agreed to pay $50,000 in cash and agreed to issue 9,033 shares of common stock as a compromise and settlement of a lawsuit relating to a legal dispute between Kiss Corporation and a third-party.

The Series I redeemable preferred stock has a liquidation preference of $1.00. The Company is required to redeem 200,000 shares of the preferred stock at $1.00 per share upon obtaining financing of $1,500,000 or more from any source and must redeem an additional 200,000 shares of preferred stock upon obtaining an additional $3,000,000 in funding. Dividends on the preferred stock are payable prior and in preference to any declaration or payment of any dividends on the common stock, when, as, and if declared by the Board of Directors. However, there is no stated dividend rate. The preferred stock is convertible, at the option of the holder, into common stock at the lesser of $3.00 per share or the average closing bid price of the common stock over the ten trading days ending on either November 16, 1999 or an earlier date on which the Company receives a second funding of at least $3,000,000 mentioned above. The preferred stock has voting rights equivalent to the number of common shares into which it can be converted and has additional voting rights with respect to approval of any issuance of a senior series of preferred shares.

NOTE 8--SUBSEQUENT EVENTS

Effective August 13, 1999, the Company entered into an Agreement from an investing source for equity financing in an aggregate amount of $2,500,000, subject to certain terms and conditions. The financing is in the form of preferred stock and warrants issued by the Company. The Company will issue
262.5 shares of Series J Preferred Stock, with each share convertible into common stock under certain conditions as described. In addition the Company issued warrants to purchase 187,500 shares of the Company common stock at a price equal to 115% of the closing stock price on the date before the closing date. The Series J Preferred Stock is convertible into the Company's common stock at a price equal to the lower of 80% of the average closing stock price the lowest six trading days in the consecutive 20 days prior to conversion or the average closing price for the five trading days before closing, subject to a floor in the conversion price.

The Company is obligated, at its expense, to file for the registration of the common stock issuable upon conversion within 60 days of closing, with an effective date within 150 days after closing or the investors will be entitled to a registration payment equal to 2% of the purchase price for the first 30 days the Company is tardy and 3% for every 30 day period thereafter.

Item 2 - Management's Discussion and Analysis of Financial

Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 1998 found in the Company's Form 10-KSB dated June 21, 1999 and 10 QSB dated July 7, 1999.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at June 30, 1999 in the amount of $4,028,511. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

During the quarter and the six moths ended June 30, 1999 net sales were $252,882 and $661,732 compared to $47,163 and $62,033 for the comparable periods of the prior year. The sales amount for 1999 included sales for SoftKat in the amount of $104,000 and $477,011. These sales will not continue as SoftKat was sold May 25, 1999.

The costs of products sold in the quarter and six months ended June, 1999 were $88,726 and $368,423 compared with $77,922 and $171,553 for the comparable periods in the prior year.

Operating losses for the quarter and six months ended June 30, 1999 were $3,887,340 and $4,507,802 compared to an operating loss of $396,301 and $708,432 for the comparable periods in the prior year The increased operating loss was due to the difficulties associated with Softkat operations and increased public relations due to the Company being a public traded company.

Stock issued for services was $866,210 and $1,313,926 for the quarter and six months ended June 30, 1999 and stock based compensation associated with stock options and warrants amounted to $1,850,997.


Liquidity and Capital Resources

At June 30 1999 the Company had $34,547 of cash and a deficit in working capital (current liabilities in excess of current assets) of $3,712,946.

The Company had been relying upon short-term borrowings from affiliates and others, as well as issuance of common stock.

Management's efforts to obtain additional financing were successful to some degree. The Company raised $150,000 from the sale of 75,000 of Common Stock during the quarter.

The Company estimates that during the quarter it was using approximately $250,000 more cash each month than was generated by operations.

Risk Factors

Statements regarding the Company's plans, expectations, beliefs, intentions as to future sales of software, future capital resources and other forward-looking statements presented in this Form 10-QSB constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not differ materially from expectations. Investors are cautioned not to ascribe undue weight to such statements. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) sales of the Company's software which may not rise to the level of profitability; (ii) due to the rapidly changing and intensely competitive nature of the industry, competitors may introduce new products with significant competitive advantages over the Company's products; (iii) the Company may not have sufficient resources, including any future financing it is able to obtain, to sustain marketing and other operations; (iv) the Company may be unable to attract and retain sufficient management and technical expertise, or may lose key employees; (v) the Company's contractual or legal efforts to protect its confidential information or intellectual property may be inadequate or ineffective to provide protection, and the Company may be unable financially to pursue legal remedies that may be available; (vi) the Company's selection, due diligence, execution, and integration of acquisitions may not prove effective or reasonable; (vii) the Company may suffer in material respects from the direct or indirect effects of the "Year 2000" problem on public utilities, telecommunications networks, customers, vendors, service providers, and the economy or financial markets generally;
(viii) the Company may suffer from other technical or communications problems, such as power outages, system failures, system crashes, or hacking; and (ix) the Company may be subjected to unknown risks and uncertainties, or be unable to assess risks and uncertainties as may exist.


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

Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the quarter ended June 30, 1999 without registration under the Securities Act of 1933:

(i) The Company issued 75,000 shares for $150,000 cash. The Company issued 1,428,134 in the acquisition of Kiss. The Company issued 115,000 shares for services valued at $245,254 and 9,303 shares in partial settlement of a lawsuit involving Kiss.

The Company issued 1,428,134 shares in connection with the Kiss Acquisition.


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

     10.7  Employment Agreements of Officers

     27    Financial Data Schedule



                           SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 1999

eSynch Corporation

By:  /S/ Thomas Hemingway
     --------------------------------------
     Tom Hemingway, Chief Executive Officer
     (Authorized Officer)

By:  /S/ David P. Noyes
     -------------------------------------
     David P. Noyes, Chief Financial Officer