Form 10QSB
period 1999-09-30
ESYNCH CORP/CA
filed 1999-11-15
CIK 859915

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
Yes  X  No

The number of common shares outstanding at November 12, 1999, 1999:  9,797,143

Transitional Small Business Format:   Yes (  )   No  (x)

                       TABLE OF CONTENTS

PART I  Financial Information

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheet - September 30, 1999
     (Unaudited)

    Condensed Consolidated Statements of Operations for the
     Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

    Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 1999 and 1998 (Unaudited)

    Notes to Condensed Consolidated Financial Statements
     (Unaudited)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II Other Information

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 6. Exhibits and Reports on Form

     Signatures

PART I   FINANCIAL INFORMATION

Item I - Financial Statements

                    ESYNCH CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                            September 30, 1999
                               (UNAUDITED)

                                 ASSETS

Current Assets
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $   734,490
   Inventory . . . . . . . . . . . . . . . . . . . . . . .       87,593
   Other receivable. . . . . . . . . . . . . . . . . . . .       14,608
   Prepaid expenses. . . . . . . . . . . . . . . . . . . .       92,203
                                                            -----------
      Total Current Assets. . . . . . . . . . . . . . . . .     928,894
                                                            -----------
Property and Equipment, net . . . . . . . . . . . . . . . .     668,724
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .      67,788
Software licenses                                               144,902
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . .   4,247,815
                                                            -----------
      Total Assets. . . . . . . . . . . . . . . . . . . . . $ 6,058,123
                                                            ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable . . . . . . . . . . . . . . . . . . . . $ 1,589,134
   Accrued liabilities. . . . . . . . . . . . . . . . . . .     879,306
   Value of Common Stock to be Issued . . . . . . . . . . .     440,625
   Notes payable. . . . . . . . . . . . . . . . . . . . . .     380,491
                                                            -----------
      Total Current Liabilities . . . . . . . . . . . . . .   3,289,556

Notes Payable . . . . . . . . . . . . . . . . . . . . . . .     422,153
Redeemable Preferred Stock - Series I, $0.001 par value;
600,000 shares authorized; 600,000 shares issued
and outstanding; liquidation preference - $600,000. . . . .         600

Redeemable Preferred Stock - Series J, $0.001 par value
275 shares authorized: 262.5 shares and outstanding;
liquidation preference - $2,625,000                                 263
                                                            -----------
Stockholders' Equity
   Preferred stock - $0.001 par value; 400,000 shares
    authorized; none issued or outstanding. . . . . . . . .           -
   Common stock - $0.001 par value; 20,000,000 shares
    authorized; 9,797,143 shares issued and outstanding . .       9,797
    Additional paid-in capital . . . . . . . . . . . . . . . 14,683,713
   Note receivable from shareholder . . . . . . . . . . . .    (163,047)
   Accumulated deficit. . . . . . . . . . . . . . . . . . . (12,184,912)
                                                            -----------
      Total Stockholders' Equity. . . . . . . . . . . . . .   2,345,551
                                                            -----------
Total Liabilities and Stockholders' Equity. . . . . . . . . $ 6,058,123
                                                            ===========

See the accompanying notes to the condensed consolidated financial statements.

                   ESYNCH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                 For the Three Months        For the Nine Months
                                  Ended September 30,        Ended September 30,
                               -------------------------  ------------------------
                                  1999         1998           1999        1998
                               -----------  ------------  -----------  -----------
Net Product Sales. . . . . . . $   255,668  $          -  $   917,400  $    15,293
                               -----------  ------------  -----------  -----------
Costs and Operating Expenses
  Costs of products sold. .         91,521                    459,944        9,940
  General and administrative.    1,255,677       355,052    2,555,008      738,068
  Stock Issued for Services .      308,238       112,108    1,622,164      112,108
  Stock Based Compensation. .      204,000             -    2,021,347            -
  Amortization of Debt
    Discount. . . . . . . . .                    355,567                   355,567
  Amortization of Goodwill. .      406,878             -      818,756            -
                               -----------  ------------  -----------  -----------
    Total Costs and Operating
     Expenses . . . . . . . .    2,266,314       822,727    7,477,219    1,215,683
                               -----------  ------------  -----------  -----------
Operating Loss . . . . . . . .  (2,010,646)     (822,727)  (6,559,819)  (1,200,390)

Other Income . . . . . . . . .                     6,805       87,000       13,458
Interest expense . . . . . . .     (15,210)      ( 3,627)     (60,839)      (5,571)
                               -----------  ------------  -----------  -----------
      Net Loss . . . . . . . . $(2,025,856) $   (819,549) $(6,533,658) $(1,192,503)
                               ===========  ============  ===========  ===========
Basic and Diluted Loss Per
Common Share . . . . . . . . . $    ( 0.22) $       (.16) $      (.78) $      (.26)
                               ===========  ============  ===========  ===========
Weighted average number of
 common shares used in per
 share calculation. . . . . .    9,266,893     5,075,328    8,389,358    4,548,202
                               ===========  ============  ===========  ===========

See the accompanying notes to the condensed consolidated financial statements.

                      ESYNCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                    For the Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                       1999           1998
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net loss. . . . . . . . . . . . . . . . . . . .  $(6,533,658)  $(1,192,503)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization. . . . . . . .       27,765        29,834
      Amortization of goodwill . . . . . . . . . .      818,756
      Stock issued for services. . . . . . . . . .    1,429,944       112,108
      Amortization of Debt Discount. . . . . . . .                    355,567
      Liability for stock to be issued for
         services  . . . . . . . . . . . . . . . .      440,625          -
      Stock issued for settlement of lawsuit . . .       26,456          -
      Stock Based Compensation . . . . . . . . . .    2,021,347          -

   Changes in operating assets and liabilities
   net of the effects of the acquisitions
      Accounts receivable  . . . . . . . . . . . .      ( 2,353)       54,767
      Inventory  . . . . . . . . . . . . . . . . .      (12,211)         -
      Prepaid expenses . . . . . . . . . . . . . .      (53,881)         -
      Other assets . . . . . . . . . . . . . . . .      (56,611)         -
      Accounts payable . . . . . . . . . . . . . .      ( 9,723)      223,221
      Accrued liabilities. . . . . . . . . . . . .     (168,766)
                                                    -----------   -----------
     Net Cash Used in Operating Activities . . . .   (2,072,310)     (417,006)
                                                    -----------   -----------
Cash Flows From Investing Activities
   Proceeds from sale of SoftKat, net. . . . . . .       50,000         -
   Acquisition of property and equipment . . . . .     ( 69,185)        -
   Kiss cash acquired. . . . . . . . . . . . . . .       49,233         -
                                                    -----------   -----------
     Net Cash Used in Investing Activities . . . .       30,048          (771)
                                                    -----------   -----------
Cash Flows From Financing Activities

   Stock issued for cash                              2,650,000          -

   Cash received on notes receivable issued for
    common stock . . . . . . . . . . . . . . . . .      322,509          -
   Proceeds from borrowing . . . . . . . . . . . .      371,070       428,071
   Payments on notes payable . . . . . . . . . . .     (568,240)         -
                                                    -----------   -----------
      Net Cash Provided by Financing Activities. .    2,775,339       428,071
                                                    -----------   -----------
Net Increase in Cash . . . . . . . . . . . . . . .      733,077        11,065
Cash at Beginning of Period. . . . . . . . . . . .        1,413          -
                                                    -----------   -----------
Cash at End of Period. . . . . . . . . . . . . . .  $   734,490   $    11,065
                                                    ===========   ===========

See the accompanying notes to the condensed consolidated financial statements.

                     eSYNCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On September 30, 1999, eSynch consummated an acquisition of Oxford Media Corp. ("Oxford") whereby under the terms of an Agreement and Plan of Merger, Oxford became a wholly owned subsid1ary of eSynch. Oxford was incorporated in January, 1999 and is a developer of digital technologies for video-on-demand and DVD Conversion.

The primary activities of eSynch, the consolidated company, have consisted of raising capital, and acquiring Companies in the Internet, Software and related areas.

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Intermark and eSynch for all periods presented, and the accounts of SoftKat, Inc. to May 25, 1999, the accounts of Kiss since April 1, 1999 and Oxford Media Corp. since September 30, 1999. These entities are collectively referred to as "eSynch" or the "Company". All inter-company transactions and balances have been eliminated in consolidation.

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

BUSINESS CONDITION -- The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative tangible net worth of $1,902,264. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants.

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

CONCENTRATION OF RISK AND MAJOR CUSTOMERS -- The Company operates exclusively in the software industry, accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. Sales to any major customer during the quarters and nine months September 30, 1999 and 1998 were not significant.

FAIR VALUES OF FINANCIAL INSTRUMENTS -- The amounts reported as cash, accounts payable, notes payable, and liabilities relating to assets to be sold are considered to reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

LOSS PER SHARE -- The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. 3,560,026 and 151,133 potentially issuable common shares outstanding at September 30, 1999 and 1998 were excluded from the calculation of diluted loss per share for the quarters ended September 30, 1999 and 1998, as they would have decreased the loss per share, respectively.

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

NOTE 2--ACQUISITIONS

SOFTKAT -- On November 17, 1998, the Company acquired SoftKat, Inc,. a California corporation primarily engaged in the wholesale distribution of computer software games. In exchange for the SoftKat common shares, the Company issued 720,000 common shares and 600,000 shares of Series I redeemable, convertible preferred shares. Up to an additional 720,000 common shares are contingently issuable based upon the difference between the market price of the common stock one year from the date of acquisition and a target market price. In November, 1999 the target market price was achieved and the share were no longer issuable. The acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common and preferred stock issued and the additional contingently issuable common shares, was $2,670,000. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $6,882,300, which was recognized as goodwill. The results of operations of SoftKat have been included in the June 30, 1999 (through May 25, 1999 date of sale) condensed consolidated financial statements.

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

Effective April 1, 1999, the Company completed the acquisition of Kiss Software Corporation, California corporation engaged in the wholesale and retail distribution of computer and Internet utility software products. Under the agreement, shareholders of Kiss agreed to exchange each of their common shares for.181557136 common shares of eSynch and each of their preferred shares for .4183964 common shares of eSynch. The exchange resulted in the Company issuing 1,428,134 common shares to Kiss shareholders. The Company also issued 163,187 options in conjunction with the purchase. These options are exercisable at $2.05 per share. During the second quarter 1999, the acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common stock and options issued, has been estimated at $3,965,570. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $5,061,571 (unaudited), which was recognized as goodwill. Goodwill is being amortized over approximately 3 years on a straight-line basis.

Effective September 30, 1999, the Company completed the acquisition of Oxford Media Corp., ("Oxford") engaged in DVD video encoding, compression and authoring. Under the Agreement the shareholders of Oxford exchanged all the outstanding shares of

Oxford Common Stock for 450,000 shares of the Company's Common Stock. During the third quarter, the acquisition was accounted for using the purchase method of accounting and the purchase price of the acquired assets was computed to be $720,000 which was attributed to the assets acquired including software licenses in the amount of $144,902. Oxford received a non-exclusive license from Oxford Management Corporation, a Nevada corporation, which is a license of proprietary software and source code -on-demand hotel pay-for-view system. The value of the licenses is being amortized over three years.

In addition, the Company entered into another license agreement with Oxford Management. In this license agreement, the Company granted Oxford Management a license to sell advertising and promotional offers that will be displayed by means of operation of certain software products of the Company or its subsidiaries.

NOTE 3--PREPAID EXPENSES

In June 1999, the Company prepaid consulting services by issuing 54,000 common shares of stock to third-party consultants. The prepaid services recognized from the issuance of these shares was $111,380. As of September 30, 1999, $57,751 of the prepaid services had been performed by the consultants and therefore, were expensed by the Company.

NOTE 4--NOTES PAYABLE

In August 1999, the Company repaid $250,000 borrowed from a third-party. Notes Payable long-term include a note to an Officer-Shareholder in the amount of $195,270.

NOTE 5--STOCK BASED COMPENSATION

The Company issued stock options for 885,000 shares of Common stock to Officers and Employees in connection with Employment Agreements signed on April 1, 1999.The options allowed for the exercise of options over various periods at a price of $1.00 per share. In addition, on April 1, 1999, an officer of the Company was granted warrants to purchase 400,000 shares of common stock at $0.05 per share. In September, 1999 the Company modified the previously granted warrants to 450,000 shares at $0.50 per share and granted new stock options under Employment Agreements of 390,000 shares at a price of $1.00 per share and granted an officer warrants to purchase 250,000 shares at $1.00 per share. The charge under stock based compensation was $204,000 and $2,021,347 for the three months and nine months ended September 30, 1999.

NOTE 6--STOCKHOLDERS' EQUITY

On July 16, 1999 the Company issued 2,000 shares of common stock for interest of $6,000.

During the three months ended September 30, 1999, the Company issued 105,000 and shares of common stock for services. The value of the services was determined based upon the trading price of the Company's common stock on the date of issuance. The services were valued at $308,238 and were expensed in the three month period ended September 30, 1999.

The Series I redeemable preferred stock has a liquidation preference of $1.00. The Company is required to redeem 200,000 shares of the preferred stock at $1.00 per share upon obtaining financing of $1,500,000 or more from any source and must redeem an additional 200,000 shares of preferred stock upon obtaining an additional $3,000,000 in funding. Dividends on the preferred stock are payable prior and in preference to any declaration or payment of any dividends on the common stock, when, as, and if declared by the Board of Directors. However, there is no stated dividend rate. The preferred stock is convertible, at the option of the holder, into common stock at the lesser of $3.00 per share. The preferred stock has voting rights equivalent to the number of common shares into which it can be converted and has additional voting rights with respect to approval of any issuance of a senior series of preferred shares.

Effective August 13, 1999, the Company entered into an Agreement from an investing source for equity financing in an aggregate amount of $2,625,000, subject to certain terms and conditions. The financing is in the form of preferred stock and warrants issued by the Company. The Company will have issued 275 shares of Series J Preferred Stock aggregately, with each share convertible into common stock under certain conditions as described. In addition the Company issued warrants to purchase 187,500 shares of the Company common stock at a price equal to 115% of the closing stock price on the date before the closing date. The Series J Preferred Stock is convertible into the Company's common stock at a price equal to the lower of 80% of the average closing stock price the lowest six trading days in the consecutive 20 days prior to conversion subject to a floor in the conversion price. The Company had received $2,500,000 of the total amount as of September 30, 1999. The shares are redeemable by the Company for cash upon 30 days prior written notice for a price of 120% of the original issue price plus accrued dividends. Dividends accrue at the rate of 7% of from the original issue date, but are payable only upon conversion or redemption.

The Company is obligated, at its expense, to file for the registration of the common stock issuable upon conversion within 60 days of September 30, 1999, with an effective date within 150 days after September 30, 1999 or the investors will be entitled to a registration payment equal to 2% of the purchase price for the first 30 days the Company is tardy and 3% for every 30 day period thereafter.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Litigation:

The Company has been name as an additional defendant in claims against SoftKat under the theory of successor liability. Whereas the Company has been successful in obtaining dismissals of several such suits, there is no certainty that the Company will successfully defend the suits in the future. No provisions have been made for possible loss from these claims.

Item 2 - Management's Discussion and Analysis of Financial

Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 1998 found in the Company's Form 10-KSB dated June 21, 1999 and 10 QSBs dated July 7, and August 13 1999.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at September 30, 1999 in the amount of $1,902,264. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

During the quarter and the nine months ended September 30, 1999 net sales were $255,668 and $917,400 compared to $ -0- and $15,293 for the comparable periods of the prior year. The sales amount for the nine months September 30, 1999 included sales for SoftKat in the amount of $477,011.

The costs of products sold in the quarter and nine months ended September, 1999 were $91,521 and $459,944 compared with $ -0- and $ 9,940 for the comparable periods in the prior year.

Operating losses for the quarter and nine months ended September 30, 1999 were $2,025,856 and $6,533,658 compared to an operating loss of $819,549 and $1,192,503 for the comparable periods in the prior year The increased operating loss was due to the difficulties associated with Softkat operations and increased public relations due to the Company being a public traded company.

Stock issued for services was $308,238 and $1,622,164 for the quarter and nine months ended September 30, 1999 and stock based compensation associated with stock options and warrants amounted $204,000 and $2,021,347 for the same periods..

Liquidity and Capital Resources

At September 30 1999 the Company had $734,490 of cash and a deficit in working capital (current liabilities in excess of current assets) of $2,555,066.

The Company had been relying upon short-term borrowings from affiliates and others, as well as issuance of common stock and Preferred Stock

The Company estimates that during the quarter it was using approximately $300,000 more cash each month than was generated by operations.

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

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

In Softkat related matter, three lawsuits against the Company, based upon a theory of successor liability, were dismissed. Although Softkat has been sold there may be asserted and unasserted claims against Softkat or the Company:

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

In September, 1999, a lawsuit was filed against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999 another lawsuit was filed against Intermark seeking $81,326 for goods that were claimed to be purchased by Intermark.

In July, 1999, a third party claim of $53,539 against Kiss was settled for
$25,000

Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the quarter ended September 30, 1999 without registration under the Securities Act of 1933:

(i) The Company issued 105,000 shares for services valued at $168,000. The Company issued 2,000 shares for interest totaling $6,000.

The Company issued 450,000 shares in connection with the Oxford Media Corp. acquisition.

The Company issued 262.5 shares of Series J Preferred Stock for $2,500,000.

The Company issued warrants to purchase 112,500 shares of the Company's common stock at a price equal to approximately $3.00 and 75,000 shares at a price equal to approximately $5.18.

In September, 1999, the Company modified previously granted warrants to an officer to purchase 450,000 share at $0.50 per share and granted new stock options under Employment Agreements of 390,000 shares at a price of $1.00 per share and granted an officer warrants to purchase 250,000 shares at $1.00 per share.

The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6 - Exhibits and Reports on Form 8-K

None.

(a) Exhibits.

Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.


  Exhibit No.     Description of Exhibit
  --------------------------------------
       2.1 (1)     Agreement and Plan of Reorganization dated September 30, 1999 among the Company, Oxford Media Corp. and the exchanging
                   Security Holders of Oxford Media Corp.

      10.7         Employment Agreements of Officers
                   Don Watters - amended
                   T. Richard Hutt - amended
                   James Budd - amended
                   Robert Way - amended
                   David P. Noyes

      27           Financial Data Schedule

(1) Incorporated by reference to the same number Exhibit to the Form 8-K filed October 15, 1999 by the Company with the Securities and Exchange Commission

(b)     Reports on Form 8K

        During the period covered by this report the Company filed a Form 8-K/A On August 13, 1999 reporting on the acquisition of Kiss Software including financial statements, under item 7.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 1999

eSynch Corporation

By:  /S/ Thomas Hemingway
     --------------------------------------
     Tom Hemingway, Chief Executive Officer
     (Authorized Officer)

By:  /S/ David P. Noyes
     -------------------------------------
     David P. Noyes, Chief Financial Officer