Form 10KSB
period 1999-12-31
ESYNCH CORP/CA
filed 2000-03-24
CIK 859915

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

         For the fiscal year ended December 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________

                         Commission File Number 0-26790

                               eSYNCH CORPORATION
           (Name of small business issuer as specified in its charter)

         Delaware                                        87-0461856
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                 15502 Mosher
                               Tustin, CA 92780
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (714)258-1900


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The issuer's revenues for the fiscal year ended December 31, 1999 were $988,465.

         As of March 15, 2000, 10,532,463 of the issuer's common shares were issued and outstanding, approximately 6,193,943 of which were held by non-affiliates. As of March 15, 2000, the aggregate market value of shares held by non-affiliates was approximately $93,488,280 based upon the closing bid and asked quotation on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

          Transitional Small Business Disclosure Format: Yes_____ No X

                                     PART I

ITEM 1.          BUSINESS

Introduction
------------

eSynch Corporation, a Delaware corporation founded in 1994 (OTC BB:ESYN), is a developer of Electronic Digital Distribution-TM- (EDD) technology, and is the forerunner in the video-on-demand systems and solutions. The Company provides live streaming video, and download capabilities which deliver video and audio on demand. Live streaming includes both live events and video and audio services such as continuous radio broadcasts, post television programs and movies. eSynch's on-demand services allow the users to access stored video and audio through eSynch's Web site, ChoiceCinema.com. eSynch is a full-service solutions provider, offering all of the services necessary for video-on-demand, including production, encoding, up-linking, web site integration, distribution, reporting, digital conversion and archiving.

The Company has two complementary operational groups focused on media and technology.

The eSynch Media Group provides broadcasting, video-on-demand and related services to Internet users.

eSynch Media is fully automated and is the Internet broadcasting and on-demand delivery service that allows Internet users to stream and download audio and video-on-demand through the our web site, ChoiceCinema.com. This is an ideal solution for business-to-business, education, investor relations, and the home sectors. eSynch's proprietary process known as Electronic Digital Distribution (EDD) when married to video-on-demand, allows content providers to securely view movie or audio clips for a preauthorized amount of time or accesses.

eSynch Production Services offer editing, authoring, encoding and compression, post production services and digitization for various major movie studios, airlines and others that use digital content. We offer encoding in a number of digital formats including AVI, JPEG, Microsoft-Registered Trademark- Windows Media-TM-, MPEG-1,2 and 4, QuickTime-TM-, Real Audio-Registered Trademark-, and RealVideo-Registered Trademark-. Movie studios and other content owners that deliver content through the eSynch Media Network can be assured of the highest quality pictures and audio, while being secure in the knowledge that the Company's proprietary EDD products will prevent unauthorized copying and duplication.

The eSynch Technologies Group provides products and services to Internet users through its two functional areas, Kissco and AtoZware.com.

Kissco is the developer and publisher of various products that are marketed over the Internet. NetMonitor is typical of Kissco's product set and market plan. Following its release in early July 1999, ZDNet voted NetMonitor one of their top ten downloads for 1999. Within the first five months of its existence, NetMonitor produced over 70 million click through to various eSynch owned web sites. NetMonitor helps drive Web site traffic to the ChoiceCinema.com web site so viewers can stream live events. NetMonitor has become an established and acceptable way of bringing user traffic to the several sites owned by eSynch. In addition to NetMonitor, Kissco is well known for their Internet advertising and marketing abilities.

eSynch also offers online shopping through one of its AtoZware.com e-tail store. AtoZware.com was developed in conjunction with Ingram Micro and offers over 55,000 computer-related products. AtoZware.com is also used to drive traffic to other sites owned by eSynch. AtoZware offers a vast array of computer hardware and software products that may be needed to expand and enhance a user's computer experience.

The Market
----------

The combined emphasis of the Company's market encompasses Internet software and Electronic Digital Distribution (EDD). Internet software is focused on high-tech Internet products that can be sold and distributed electronically as well as through Company owned distribution channels. With the emergence of broadband, two way digital cable systems have opened a new venue for EDD, video-on-demand entertainment and informational services.

Broadband subscribers will have the ability to choose from a number of movies, programs, and information at any time during the day or night. video-on-demand entertainment provides Broadband subscribers convenience, control, flexibility and choice over their viewing options. video-on-demand equates to having the video rental store right in their home.

With eSynch Media's ChoiceCinema.com, the subscriber has access to "virtual movie rentals", the ability to select from a vast library of movies, sound tracks, television and New Releases. Once a subscriber chooses a program, they have full control of the program. With the touch of a mouse or via remote control, the selection can be rewound, fast-forwarded, stopped, paused and restarted. When the viewing window ends so does the rental, so there will never be late fees for failure to return a movie on time.

eSynch's ChoiceCinema.com is a video-on-demand system that works seamlessly with the users computer and Broadband connection. With ChoiceCinema.com, users can browse through hundreds of movies and television shows, and watch previews, and order movies on demand.

The Company expects to maximize the revenue earning potential of video-on-demand by offering diverse selections and services, such as advertising, purchasing, and post programming options. eSynch Media will generate automatic branding and advertising banners, specific to the client. This unprecedented capability pulls together video-on-demand, content, technology and marketing into one powerful system with substantial revenue earning potential.

Products and Services
---------------------

We also offer proprietary software, including:

  *  Modem Wizard and NetMonitor
  *  Undo & Recover Toolbox
  *  WebSnake
  *  CoolCat
  *  Speed Surfer Internet Toolbox

Modem Wizard is our best-selling software utility. It is an Internet optimizer, troubleshooter, and fix-it tool that works on any Internet connection (including cable modem, DSL, and T1). In May, we began shipping Modem Wizard 4.0. Recently we also announced and began shipping Modem Wizard, version 4.5, with several added features.

NetMonitor is a stand-alone program within Modem Wizard. In just six weeks, our offer of free downloads of NetMonitor generated 15 million visits to our web site and approximately 7 million banner views. The increase in web site visits produced a record month for eSynch's Internet sales. In the beginning of June, NetMonitor premiered on ZDNet, and within 48 hours, had amassed over 50,000 downloads---making it the #1 download of the week on the ZDNet web site. Shortly thereafter, due to the massive response our free NetMonitor received, we partnered with Ziff-Davis (NYSE: ZD) to distribute our free NetMonitor, through CD-ROM to all Ziff-Davis publications (including PC Magazine, PC Computing, etc.)

Undo & Recover Toolbox is a utility to undo step-by-step any changes the user has made to computer setup files. In the August issue of PC World, Undo & Recover Toolbox was given a "Best Buy" award by the editors at the publication.

WebSnake automates Web searching, filters Web data and retrieves specified information, so you can review it later at PC speeds, bypassing Web bottlenecks.

CoolCat is an easy-to-use HTML editor, with professional features such as comprehensive project-wide document management with integrated FTP, a built-in preview browser, and extended support for HTML layout features.

Speed Surfer Internet Toolbox is a browser optimization and web security utility that provides the user with an enhanced Internet experience.

We face intense competition in the software utilities market, including from much larger, well-financed software developers and publishers. Microsoft Corporation, for instance, has historically succeeded at incorporating utilities into its operating systems. . Numerous other software companies compete in the software utilities area, and numerous software utilities are available without charge from their providers.

Competition
-----------

The markets for the Company's Internet offerings are highly competitive and are characterized by pressures to reduce prices, incorporate new features and accelerate the release of new versions. A number of companies currently offer services or products that compete directly or indirectly with one or more aspects of the Company's offerings.

Existing or new competitors could develop a service or product which competes with all or some aspects of those the Company offers. Many current and potential competitors are larger, better established, and have greater financial resources than the Company. These include Microsoft, AT&T, IBM, JVC, Matsushita Electronics Corporation, Broadcast.com, NTT, Philips, Sony, US West, Inc. and Enron Corporation. Such competitors have the ability to more aggressively market and price their products than the Company.

We also face lesser known competitors which are discussed below. We believe, however, that due to the unique combination of our proprietary technology, our comprehensive service offerings and our dedication of resources in targeted areas, we can maintain our position as a leading provider of EDD.

VideoSeeker is an on-demand video service owned by NBC, which has demonstrated that it is a leader among traditional media companies and broadcasters in Internet and new media businesses. NBC maintains a number of Internet and enhanced broadcasting services, including an equity stake in Snap!, the internet portal service operated in partnership with CNET.

Pixelon offers a total technology system that delivers full screen TV video and audio content to viewers worldwide over the Internet. Content on Pixelon.com includes sports, special interest programming and news clips.

Intervu is a service provider for Internet video delivery solutions. The company offers turnkey solutions to deliver live and on-demand audio and video streaming over the Internet. The company's streaming media services are utilized for different types of business uses including entertainment, news reporting, corporate communications, investor relations and distance learning.

OpenTV Corp. designs, develops, markets and supports software and related components to enable digital interactive television worldwide.

GoTo.com has created and operates an online marketplace that presents an alternative way of finding a Web site of interest. In contrast to a search engine, GoTo claims to be able to provide a faster, easier and more relevant way of finding information on the Web.

On2.com offers full-motion, full-screen, television-quality video over the web and claims to be building a revolutionary entertainment network exclusively for broadband consumers covering such areas interests as movies, music, travel, games and sports.

Other competitors in parallel markets include Madge Networks, headquartered in the Netherlands, a global networking and Internet services provider specializing in managed networks, web and application hosting, enterprise LAN products and video networking.

Earlier this year, AOL and Time Warner released information regarding a merger to further develop video-on-demand. By adding interactivity to television, advertisers will have the chance to market their products simultaneously on television and the Internet while reaching the same audience.

There are several smaller companies attempting to promote or develop video-on-demand. To date, we recognize no other companies as major competitors. However, we anticipate additional joint ventures and new companies to emerge.

Proprietary rights, patents, trademarks and copyrights
------------------------------------------------------
The Company regards certain features of its products and services as proprietary and relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary information.

The Company seeks to protect its products and related documentation and other written materials under trade secret and copyright laws (as described below) which afford only limited protection, and are dependent on numerous factors. The Company seeks to protect its product names under common law trademark and unfair competition laws, although none of the Company's current product names are registered trademarks. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that the Company regards as proprietary.

Employees
---------

As of March 2000, eSynch had 30 full-time employees and no part-time employees. Of our full-time employees, 5 were in marketing and sales, 6 were in senior management, 6 were in administration, 8 were in development and 5 were in operations. We also plan to hire approximately 20 people to handle customer support functions.

We believe that our relations with our employees are satisfactory. We are not a party to any collective bargaining agreements and we have never experienced any work stoppage. As eSynch continues to grow and introduce more products and services, we expect to hire additional personnel.

Company History
---------------

We were incorporated in Delaware on December 21, 1988, as Tri-Nem, Inc. On October 5, 1994, the Company changed its name to Innovus Corporation. On November 9, 1998, the Company changed its name to eSynch Corporation.

On August 5, 1998, we were acquired through a reverse merger agreement with Intermark Corporation. Our headquarters was moved from Utah to Southern California.

During the first half of 1998, the Innovus operations were reduced dramatically in order to conserve cash. We stopped manufacturing or developing our multimedia authoring software. After the acquisition, we focused our efforts on debt reduction and winding up the former business of Innovus Multimedia Corporation. We began a new business direction with the software publishing and distribution business of Intermark and development of its proprietary Electronic Digital Delivery technology.

In November 1998, all of the shares of common stock were reclassified and combined in a one-for-ten reverse stock split.

In November 1998, we acquired the stock of SoftKat, Inc. SoftKat was sold in May 1999 which was consistent with the Company's decision to further strengthen its focus of Electronic Software distribution and e-commerce. We believed that the SoftKat business could not be economically converted to one that would emphasize electronic software distribution over traditional physical goods distribution, and determined that SoftKat's financial condition and prospects generally were poorer than anticipated, including matters that resulted in litigation that were not known to the Company prior to the SoftKat acquisition.

On April 1, 1999, we acquired the stock of Kiss Software Corporation (KISSCO), of Newport Beach, California. Kissco develops, publishes and sells Internet utility products.

On September 30, 1999, we acquired the stock of Oxford Media Corporation, a leading designer and developer of digital technologies for video-on-demand.

Recent Announcements
--------------------

In July 1999, we entered a licensing agreement with Ingram Micro, headquartered in Santa Ana, Calif., one of the largest wholesale providers of technology products and services. Under the agreement, eSynch is entitled to offer Ingram Micro's entire product line through the eSynch e-commerce system. Our associated web site is in the development and testing phase. We anticipate intense competition from the companies named above and others.

In November 1999, Modem Wizard 4.5 was named one of the 100 best home office products of 1999 by Home Office Computing, the technology and productivity magazine for telecommuters, entrepreneurs, and the rest of today's work-at-home workforce. Modem Wizard was one of only four winners in the category of Communication Tools/Remote Access Software. Winners were picked based on value, performance, ease of use, innovation, and suitability for home offices.

On January 10, 2000, we announced that we have teamed with Jungle.com, the largest online computer, software, music and video retailer in the United Kingdom, to sell our full line of Kissco-branded products. Under the partnership, the Kissco's award-winning products -- Modem Wizard 4.5, Speed Surfer Internet Toolbox, Undo & Recover Toolbox, CoolCat and WebSnake -- will be sold via electronic download directly from the Jungle.com Web site, giving the Company an opportunity to broaden distribution of our products throughout Europe.

On January 10, 2000, we announced our NetMonitor product had been selected by ZDNet's popular downloads Web site (www.zdnet.com/downloads) as a Top 100 Download for 1999. ZDNet is the leading Web destination for people who want to buy, use and learn about technology. When first released, the new version 2.5 was awarded five stars from ZDNet editors -- winning it a prestigious spot on the ZDNet All-Star List. With nearly 200,000 downloads during it debut week on ZDNet's LaunchPad, NetMonitor also garnered a No. 1 download honor during its premiere week.

In February, 2000, we entered into two Letters of Intent to acquire HyperDisk Media Corporation and Post Modern Edit, LLC. Both acquisitions are pending at the date hereof.

On February 8, 2000, we announced that we have partnered with Interep Interactive (Nasdaq NM: IREP), the largest independent Internet sales and marketing company, to increase advertising revenue and enhance visibility of the Company's Web sites.

Under the partnership, Interep Interactive, a division of Interep, will further eSynch recognition through a combination of joint media, including Web site and radio promotion.

On March 20, 2000, we announced an agreement to create a new interactive streaming media channel for WomansAct.com using our proprietary eSynchTIME-TM- (Total Internet Media Engine) technology. WomansAct.com is a leading online resource for women providing personal financial information and financial education. Using eSynchTIME, Womansact will be able to meet their goal of keeping financial solutions simple through new efficient technology.


ITEM 2.           DESCRIPTION OF PROPERTY

In 1999, our headquarters was moved to a single-tenant facility in Tustin, California of approximately 30,000 square feet under a long-term lease. Management currently believes that the space will adequately provide for our publishing, marketing and sales operations as well as any warehousing and distribution requirements. The condition of the property is good. The property is located in an office and industrial area with nearby access to freeways and airports.

ITEM 3.           LEGAL PROCEEDINGS

ESYNCH and Subsidiaries
-----------------------

We are involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.

SoftKat

We acquired SoftKat, Inc. ("SoftKat") in November 1998 and sold SoftKat in 1999.

Although we sold SoftKat, various claims were asserted against us for alleged liabilities or obligations of SoftKat based upon the theory of successor liability or alter ego. The Company prevailed in eight suits which have been dismissed. Other claims may be asserted against us by creditors of SoftKat, Inc., but we are unaware of any pending claims at this time. The following represents the only remaining lawsuit regarding SoftKat to which the Company is a party:

On May 18, 1999, Frank Grange filed a complaint against us in the Sonoma County Superior Court, State of California. The complaint alleges that we owe $84,801.40 for damages resulting from a lease between that plaintiff and SoftKat, Inc., and a judgment obtained against SoftKat for unpaid rent, based on a theory of successor liability. We have filed an answer denying that we are obligated to pay any of these claims, and we intend to vigorously oppose any attempt to impose successor liability.

Intermark

Intermark Corporation became our subsidiary on August 5, 1998.

In September, 1999, U.S. Print Corporation filed a complaint in Orange County Superior Court, State of California. The complaint seeks to recover from the Company $92,414.69 for services allegedly purchased but not paid for by Intermark. A reserve to cover the Company's potential liability has been accrued in the financial statements.

In September, 1999, a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. The Company has filed a motion to dismiss for lack of personal jurisdiction. The Federal District Court has remanded the case to a state court in Maryland to rule on the motion to dismiss. The Maryland court has not yet ruled on the motion.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the security holders during the fourth quarter of the calendar year ended December 31, 1999:

On Monday, November 15, 1999, the Company held its Annual Meeting of Stockholders to consider and act upon the following matters,

         1. To elect a board of five directors to serve until the next annual meeting of the Company's stockholders and until their successors have been elected and qualify;

                  Voting results:

                  Tom Hemingway
                  For:                      4,331,015
                  Against:                          0
                  Abstain:                          0

                  T. Richard Hutt
                  For:                      4,331,015
                  Against:                          0
                  Abstain:                          0

                  James H. Budd
                  For:                      4,331,015
                  Against:                          0
                  Abstain:                          0

                  Donald Watters
                  For:                      4,331,015
                  Against:                          0
                  Abstain:                          0

                  Norton Garfinkle
                  For:                      4,331,015
                  Against:                          0
                  Abstain:                          0

         2. To adopt and authorize an amendment of the Restated Certification of Incorporation of the Company to increase the number of authorized shares of Common Stock, par value $0.001, to 50,000,000 from the currently authorized amount of 20,000,000.

                  Voting results:

                  For:                      4,324,007
                  Against:                      1,163
                  Abstain:                      5,845

         3. To adopt and authorize the 1999 Stock Incentive Plan.

                  Voting results:

                  For:                      4,314,604
                  Against:                     16,411
                  Abstain:                          0

                                     PART II

ITEM 5.           MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

The Common Stock is currently quoted on the OTC Bulletin Board, Symbol ESYN. On March 15, 2000, the closing bid and asked quotations for the Common Stock on the OTC Bulletin Board were $15.000 and $15.187, respectively. The following table reflects the high and low closing bid quotations reported by the OTC Bulletin Board. Such prices represent inter-dealer quotations, do not include markups, markdowns, or commissions and may not reflect actual transactions. As of March 15, 2000, there were approximately 2100 holders of record of the Common Stock.

                                            High             Low
                                            ----              ---
Year Ended December 31, 1998
(As adjusted for 1 for 10 reverse stock split)
----------------------------
January 1 to March 31, 1998                $ 2.10          $ 0.70
April 1 to June 30, 1998                   $ 4.20          $ 1.50
July 1 to September 30, 1998               $ 3.20          $ 1.20
October 1 to December 31, 1998             $ 1.56          $ 1.00


Year Ended December 31, 1999
----------------------------
January 1 to March 31, 1999                $ 4.87          $ 1.00
April 1 to June 23, 1999                   $ 3.62          $ 2.06
July 1 to September 30, 1999               $ 4.75          $ 1.69
October 1 to December 31, 1999             $ 7.25          $ 2.81

Year Ended December 31, 2000
----------------------------
January 1 to March 15, 2000                $15.18          $ 5.62

The Company has not paid any cash dividends since its inception. The Company is prohibited from paying dividends on its Common Stock while it has outstanding shares of Series J Preferred Stock and Series K Preferred Stock and until it has current earnings. The Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.


                          Sale of Unregistered Shares

The Company issued the following shares without registration under the Securities Act of 1933 during the following periods:

Year end December 31, 1997
--------------------------

The Company issued 60,954 shares of Preferred Stock and 80,059 shares of Common Stock for services.

The Company also issued approximately 184,069 common shares on conversion of previously outstanding Series C Preferred Stock. The shares were issued to a single accredited investor in exchange for outstanding securities of the Company.

Year end December 31, 1998
--------------------------
The Company issued 1,033,669 shares of common stock of the Company and 78,706 shares of the Company's newly created Series H Preferred Stock for all of the issued and outstanding stock of Intermark Corporation. In addition, the Company assumed Intermark options which are now exercisable to purchase up to 631,800 shares of the Company's common stock. Subsequently, the Series H Preferred Stock was automatically converted to Common Stock, concurrent with the Company's November 1998 one-for-ten reverse stock split, into approximately 4,427,213 shares of Common Stock, at the rate of 56.25 shares of Common Stock
(post-reverse-split) per share of Series H Preferred Stock. These issuances were made pursuant to Section 4(2).

The Company issued approximately 600,000 shares of Series I Preferred Stock and 720,000 shares of Common Stock. The Series I Preferred Stock was initially convertible into an aggregate of approximately 200,000 shares of Common Stock. The shares of Common Stock were issued in exchange for all of the outstanding common stock of SoftKat, Inc. These issuances were made pursuant to Section 4(2) and Regulation D.

The Company also issued 121,461 shares of Common Stock and 2,692 of Preferred Stock for services in the amount of $417,985 and 55,000 shares of Common Stock for interest in the amount of $68,750 and 172,548 shares of Common Stock and 9,428 shares of Preferred Stock for conversion of notes payable and accrued interest in the amount of $568,100.

Year End December 31, 1999
--------------------------

The Company issued 1,428,134 shares of Common Stock in exchange for all of the outstanding common stock and preferred stock of Kiss Software Corporation on April 1, 1999 and issued options to purchase 163,187 shares of Common Stock of the Company in exchange for the outstanding options of Kiss Software Corporation. There were approximately 15 shareholders of Kiss Software Corporation, all of whom were accredited investors.

The Company issued 450,000 shares of Common Stock in exchange for all of the outstanding stock of Oxford Media Corporation on September 30, 1999. This issuance was made pursuant to Section 4(2). There were two shareholders of Oxford Media Corporation.

The Company also issued Common Stock as follows: 310,377 shares for cash and notes in the amount $636,069; 972,500 shares for services in the amount of $1,699,350; 199,999 shares for conversion of the Series I Preferred Stock; 228,322 shares for payment of Notes Payable and accrued interest in the amount of $584,227; 9,303 shares in settlement of a claim in the amount of $31,526; and 17,000 shares in exercise of stock options and warrants. These issuances were made pursuant to Section 4(2).

The Company also issued 275 shares of Series J Preferred Stock and Warrants to purchase 196,875 shares of Common Stock in exchange for $2,625,000 in cash. The Series J Preferred Stock is initially convertible into an aggregate of 785,714 shares of Common Stock. The purchasers were sophisticated, institutional investors, some of whom were non-US persons. The sales were made pursuant to
Section 4(2), Regulation D Rules 505 and/or 506, Section 4(6) and Regulation S.

The Company also issued 157.5 shares of Series K Preferred Stock and Warrants to purchase 112,500 shares of Common Stock in exchange for $1,500,000 in cash. The Series K Preferred Stock is initially convertible into an aggregate of 450,000 shares of Common Stock. The purchasers were sophisticated, institutional investors, some of whom were non-US persons. The sales were made pursuant to Section 4(2), Regulation D Rules 505 and/or 506, Section 4(6) and Regulation S.

The Company issued employee stock options to purchase 1,215,000 shares of Common Stock. The Company also issued warrants to purchase 700,000 shares of Common Stock to two officers/employees; issued warrants to a Director to purchase 450,000 shares of Common Stock, and issued warrants to consultants to purchase 450,000 shares of Common Stock. These issuances were made pursuant to Section 4(2).

The Company believes such issuances were exempt pursuant to Regulation D, Regulation S, Section 4(2) and/or 4(6) of the Securities Act of 1933.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Selected Financial Data should be read in conjunction with the financial statements and notes thereto found elsewhere herein.

The following discussions contain forward-looking statements regarding eSynch and its wholly owned subsidiaries, its business, prospects and results of operations which are subject to certain risks and uncertainties posed by many factors and events that could cause eSynch's actual business and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Additional risks and uncertainties can be foreseen as a result of the proposed acquisitions of Post Modern Edit and HyperDisk Media Inc. which are expected to be completed in March, 2000.

Overview

eSynch Corporation, a Delaware corporation founded in 1994 (OTC BB:ESYN), is a developer of Electronic Digital Distribution (EDD) technology, and is the forerunner in video-on-demand systems and solutions. The Company provides live streaming video and download capabilities which deliver video and audio on demand. Live streaming includes both live events and video and audio services such as continuous radio broadcasts, post television programs and movies. The Company's on-demand services allow the users to access stored video and audio through the Company's Web site, ChoiceCinema.com. The Company is an all-in-one solutions provider, offering the full range of video-on-demand services including production, encoding, up-linking, web site integration, distribution, reporting, digital conversion and archiving.

The Company has two complementary divisions:

eSynch Media Group
------------------

eSynch Media-TM -- eSynch Media is the Company's fully automated Internet broadcasting and video-on-demand service division allowing Internet users to stream and download audio and video on demand from ChoiceCinema.com and other sites. This is an ideal solution for business-to-business markets, education, investor relations, and the home sector. The Company's proprietary distribution process, Electronic Digital Distribution (EDD), and its video-on-demand facilities allow content providers the secure feeling that a movie or audio clip can be delivered and viewed for a predetermined amount of time or accesses.

Production Services - eSynch Production Services offers editing, authoring, encoding and compression, post production services and digitization for movie studios and others that utilize digitized video for entertainment, education or promotion. Production Services offers encoding in a number of digital formats, including AVI, JPEG, Microsoft-Registered Tradmark- Windows Media-TM-, MPEG-1,2 and 4, QuickTime-TM-, Real Audio-Registered Tradmark-, and RealVideo-Registered Tradmark-. Movie studios that deliver content through the eSynch Media Network can be assured of the highest quality pictures and audio, while being secure in the knowledge that the Company's proprietary EDD products will prevent unauthorized copying and duplication.

eSynch Technologies Group
-------------------------

Kissco-TM -- Kissco provides a variety of software products and services including its highly acclaimed NetMonitor. NetMonitor has become an established, successful and acceptable way of driving traffic to one of several web sites owned by eSynch. In the case of ChoiceCinema.com, NetMonitor attracts viewers who can stream live events to their desktop. Following the release of NetMonitor in July 1999, ZDNet voted the product one of their top ten downloads for 1999. Within the first five months of its existence, NetMonitor produced over 70 million click throughs to various eSynch owned web sites. In addition to

NetMonitor, Kissco is well known for its Internet advertising and marketing abilities.

AtoZware.com-TM -- eSynch also offers online shopping through one of its valued web sites, AtoZware.com. AtoZware.com has been developed in conjunction with Ingram Micro to offer over 55,000 computer-related products. AtoZware.com is also used to drive traffic to specific sites owned by eSynch. AtoZware's vast array of computer hardware and software products provides customers of all levels from novice to expert with a complete on-line computer store.

Revenue

The Company has generated revenue from services and technology software delivered over the Internet and will generate future revenue from video related services, including digital production, live and on-demand video, and web site integration.

Internet and Software Licenses: The company derives revenue from Internet services, software, and e-commerce via the Internet. The company typically bundles varying product and service offerings that it sells through its web sites, email databases and Internet partner sites.

New Media: The company derives revenue by delivering live, on-demand video and audio content over the Internet and by providing related services, including production, post production, compression, encoding, web site design and integration, distribution, reporting, advertising, sponsorships, co-branding, e-commerce, revenue sharing and partnerships. The fees can vary from a fixed monthly charge to a per item charge depending on the bundle of services provided and agreed upon. To the extent that the customer exceeds agreed upon storage and delivery limits, eSynch will charge variable fees based upon usage, time and incremental services used by the customer.

Advertising: The Company derives advertising revenue based on traffic and unique visitors to our web sites and use of our micro portal products.

Cost Of Revenue

Cost of Internet and Software License Fees: Cost of license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of service revenue includes the cost of in-house and contract personnel providing support and other services and expenses incurred in expanding our streaming media hosting services.

Cost of New Media: Cost of new media consists of production expense, which includes salaries and costs associated with event production, bandwidth and monthly fees paid to Internet Service Providers and depreciation of servers included in the Company's global network.

Cost of Advertising Revenue: Cost of advertising revenue includes the cost of personnel associated with content creation and maintenance and fees paid to third parties for content and reporting included in our websites.

Expenses

eSynch expenses consist of system development, sales and marketing, and general and administrative expenses. System development expenses consist primarily of salaries and payroll related expenses, fees to outside contractors and consultants, allocation of rent and depreciation on equipment. Sales and marketing and general and administrative expenses consist of salaries and related benefits, commissions, promotional expenses, public relations services, professional services, stock issued for services, stock-based compensation due to the issuance of stock options, amortization of goodwill, and general operating costs. Results of Operations

The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at December 31, 1999 in the amount of $15,507,000. The Company's net loss of $8,677,000 in 1999 included non-cash operating expenses of $5,961,000 for Stock Based Compensation and Services, and Amortization of Goodwill and Licenses, and $204,000 for impairment on assets to be sold with the remaining loss being $2,513,000. The 1998 net loss of $4,978,000 included $934,000 for Stock Based Compensation and Services and amortization and $2,324,000 for impairment on assets to be sold with the remaining loss being $1,720,000.


   Year Ended                           December 31, 1999     December 31, 1998
                                        -----------------     -----------------
Sales                                    $       988,485       $       203,571
Cost of Sales                                    529,576               156,617
Gross Profit                                     458,909                46,954
Operating Expenses
  General and Administrative                   2,925,665             1,649,173
  Stock Issued for Services                    1,685,000               280,877
  Stock Based Compensation                     2,975,309                69,290
  Amortization of Goodwill                     1,300,626               228,330
  Interest                                        81,346               132,641
  Amortization of Debt Discount                                        355,567
  Impairment loss on assets to be sold           203,690             2,323,841
  Loss Before Extraordinary Item              (8,712,727)           (4,992,765)
  Debt Forgiveness                                35,234                14,423
    Net Loss                             $    (8,677,493)      $    (4,978,342)
  Preferred Dividends                         (1,178,065)
Loss Applicable to Common Shares         $    (9,855,558)      $    (4,978,342)

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------

Net sales were $988,485 in 1999 compared to $203,571 in 1998. 1998 included $109,000 from SoftKat operations for the period November 17, 1998 through December 31, 1998. The increased revenue in 1999 was a result of the Kiss and Oxford acquisitions.

The cost of product sold in 1999 was 54% compared to 77% in 1998. This was due to the sales of the higher margin Kiss product mix as compared to the SoftKat product set offered in 1998.

General and administrative expenses were $2,925,665 in 1999 compared with $1,649,173 in 1998. The increase was due to expenses for operating acquired companies of $868,000, increases in outside consulting and services of $344,000 and increase in salaries of $156,000. In 1999, interest expense was $81,346 versus $132,641 in 1998. In 1998 the costs associated with the beneficial conversion feature of notes payable was $355,567 while there was no such expense in 1999. In addition, cost associated with the issuance of stock for services was $1,685,000 in 1999 as compared with $280,877 in 1998. Stock-based compensation was $2,975,309 in 1999 compared with $69,290 in 1998.

Amortization of goodwill and licenses in 1999 was $1,300,626 and represented amortization of the goodwill generated by the Kiss Software and the software license obtained in Oxford Media acquisitions compared to $228,330 in 1998 which represented amortization of the goodwill generated by the SoftKat acquisition of

$6,882,300. No amortization of goodwill associated with SoftKat was taken in 1999 since it was written off in 1998 as Impairment of Assets to be sold in the net amount of $2,323,841. In 1999, $230,690 was taken as an Impairment of Asset loss associated with the sale of SoftKat. SoftKat was sold on May 25, 1999 to a third party for $50,000 cash and a note receivable for $100,000 which resulted in the above loss.

Liquidity and Capital Resources
-------------------------------

At December 31, 1999 the Company had $1,320,000 of cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $1,260,000. Included in current liabilities is an accrual for expenses of $1,294,000 for matters related to Innovus and Intermark prior to the acquisition in August 1998. No amounts have been assessed by any creditors. The Company issued 310,377 shares for net cash and notes receivable (later paid) in the amount of $636,000, 972,500 shares for services totaling $1,699,000 and 228,322 shares for retirement of Notes and related interest in the amount of $584,000. In addition the Company issued Preferred Stock for gross proceeds of $4,500,000 ($500,000 received in January 2000, see below).

In addition to the above in 1999, the Company issued 199,999 shares of common stock for conversion of Series I Preferred Stock valued at $600,000, 1,428,134 for the acquisition of Kiss Software valued at $3,568,907, 450,000 shares for the acquisition of Oxford Media Corporation valued at $720,000, 9,303 in settlement of a royalties claims at $31,526 and the exercise of stock options for 17,000 shares in the amount of $26,750.

The Company estimates that during the fourth fiscal quarter of 1999 it was using $225,000 more cash each month than was being generated by operations. The Company intends to raise additional capital to fund continuing operations and acquisitions.

In August, September and October 1999, the Company received proceeds in the aggregate amount of $2,351,096, net of $273,904 cash offering cost for 275 shares of Series J Convertible Preferred Stock and accompanying warrants.

In December 1999 and January 2000, the Company received proceeds in the aggregate amount of $1,925,000, net of $75,000 cash offering cost for 212.5 shares of Series K Convertible Preferred Stock and accompanying warrants.

ITEM 7.  FINANCIAL STATEMENTS

         Financial statements are filed as part of this report on pages F-1 through F-17.

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

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Set forth below is information regarding (i) the directors of the Company as of March 15, 2000, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and (ii) the executive officers of the Company as of March 15, 2000, who are elected to serve at the discretion of the Board of Directors.

  NAME                    POSITION(S) WITH THE COMPANY                AGE
  ------------------------------------------------------------------------
  Thomas Hemingway        Chairman and Chief Executive Officer        43

  T. Richard Hutt         Director, Vice President and                60
                            Secretary/Treasurer

  James H. Budd           Director and Vice President                 58

  Donald C. Watters, Jr.  Director and President and                  42
                            Chief Operating Officer

  Norton Garfinkle        Director                                    68

  David Lyons(1)          Director                                    50

  Robert Orbach(1)        Director                                    48

  David P. Noyes          Chief Financial Officer                     57

  Robert B. Way           Vice President                              57

-----------
      The Company does not have a nominating committee of the Board of Directors.

(1)   A member of the audit committee of the Board of Directors of the Company.

      The Board of Directors acting as a whole performs the functions of the compensation committee.

Thomas Hemingway
----------------

On August 5, 1998, Mr. Hemingway became the Chief Executive Officer and Chairman of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark Corporation, a California corporation ("Intermark"), and Intermark's securityholders upon the consummation of that transaction. A co-founder of Intermark, from October 1995 to the present Mr. Hemingway has served as Chief Executive Officer and in other senior management positions at Intermark, a software publishing, sales and marketing company. From August 1994 to September 1995, Mr. Hemingway operated a consulting business specializing in software sales and marketing. From January 1994 to July 1994, Mr. Hemingway was chief operating officer at Ideafisher Systems, an artificial intelligence / associative processing software company. From August 1993 to December 1993, Mr. Hemingway was serving as a consultant with L3, an edutainment software company.

From January 1993 to July 1993, Mr. Hemingway was involved in computer-related consulting in the capacity of chief executive officer of Becker/Smart House, LV, a home automation enterprise. In 1992, Mr. Hemingway was involved in making private investments in various industries. Previously, from 1987 to 1991, Mr. Hemingway founded and served as president of Intellinet Information Systems, a provider of network services and systems. Earlier in his career, Mr. Hemingway was a founder of Omni Advanced Technologies, a research and development firm developing products for the computer and communications industry.

James H. Budd
-------------

Mr. Budd was elected to the Board of Directors on October 27, 1998. In August, 1998, Mr. Budd became a Vice President of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark and Intermark's securityholders. A co-founder of Intermark, from October 1995 to the present Mr. Budd has served as Vice President of Marketing and in other executive capacities of Intermark, a software publishing, sales and marketing company. From August 1994 to September 1995, Mr. Budd operated a consulting business specializing in software sales and marketing. From March 1994 to July 1994, Mr. Budd was vice president of marketing at Ideafisher Systems, an artificial intelligence / associative processing software company. From November 1993 to February 1994, Mr. Budd was involved in making private investments in various industries. Previously, from July 1978 to October 1993, Mr. Budd was founder and chief executive officer of Command Business Systems, a developer of business software products. Earlier in his career, Mr. Budd held marketing and sales management positions at Unisys, Nixdorf, Tymshare, and Prime Computer.

T. Richard Hutt
---------------

Mr. Hutt was elected to the Board of Directors on October 27, 1998. In August, 1998, Mr. Hutt became a Vice President and the Secretary of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark and Intermark's securityholders. A co-founder of Intermark, from October 1995 to the present Mr. Hutt has served as Vice President of Sales and Secretary of Intermark. From September 1992 to September 1995, Mr. Hutt was distribution sales manager for Strategic Marketing Partners, a leading national software and technology marketing firm. Previously, he was in the communications and mini-computer industry with TRW where he formed the Canadian subsidiary as vice president of sales. He moved to TRW's Redondo Beach headquarters and managed the western division until Fujitsu acquired the business unit. Before joining TRW, he was with NCR's financial sales division in Canada. Prior to that he managed the VAR division at Wang Laboratories. Moving to Matsushita, he played a key role in the development of the distribution channel for their Panasonic products.

Donald C. Watters, Jr.
----------------------

Donald Watters, Jr. was elected to the Board of Directors on November 15, 1999. From April 1, 1999 to the present, Mr. Watters has been the President and Chief Operating Officer of eSynch Corporation. Formerly, Mr. Watters was President and CEO of Kiss Software Corporation (KISSCO), a publisher/developer of Internet software utilities. Prior to Kissco, Mr. Watters was vice president of worldwide sales of Touchstone Software (Nasdaq: TSSW).

Norton Garfinkle
----------------
Norton Garfinkle, who was elected to the Board of Directors on November 15, 1999, is Chairman of Oxford Management Corporation, an investment company that specializes in building new technology companies. He also serves as Chairman of several of these portfolio companies, including: Cambridge Parallel Processing, Cambridge Management Advanced Systems Corporation and ERS International.

David Lyons
-----------
Mr. Lyons was appointed to the Board of Directors in January, 2000. From 1997 to the present, Mr. Lyons has been employed by Communications Systems U.S.A., Inc., a start-up consolidation venture financed by Northwestern (NYSE:NOR) to acquire telecommunications voice and data companies. Serving as Vice President - Acquisitions, Eastern Region. Since inception in November, 1997 CSUSA has acquired 14 companies with gross revenues of over $180,000,000. From 1996 to 1997, Mr. Lyons was employed by Extel Communications, Inc., a telecommunications installation and maintenance company, as Executive Vice President. He was responsible for the expansion of the customer base through the company's merger and acquisition program as well as identifying opportunities for required outside financing. From 1992 to 1996, David served as the principal in Sherman Investment Group, Inc., a Merchant Banking Company which invests in and provides managerial assistance to medium sized public and private companies. Mr. Lyons previously served as a member of Board of Directors from October 27, 1998 to November 15, 1999.

Robert Orbach
-------------
Mr. Orbach was appointed to the Board of Directors in January, 2000. Mr. Orbach is the founder and president of Orbach, Inc., providing high level consulting and advisory services for PC hardware and software companies, regarding acquisitions and strategic partnering as well as marketing, and has served in that capacity since May 1990. In addition, Mr. Orbach is on the Board of Directors of Midisoft and In10city. Mr. Orbach previously served as a member of Board of Directors from October 27, 1998 to November 15, 1999.

David P. Noyes
--------------
Mr. Noyes became the Chief Financial Officer of the Company in July 1999. Mr. Noyes also currently is President of Monarch Capital, a business consulting firm (1993 to Present), and President, Chief Financial Officer and a Director of Directional Recovery Systems, LLC, an oil services company (1995 to Present). In addition he was Chief Executive Officer, Chief Financial Officer and a Director of American Furnishings Corp. and California Mattress (1996 to 1997), President, Chief Financial Officer and Director of California Software Products, Inc.
(1996) and Director and Interim Chief Financial Officer of Griswold Industries(1994 to 1995). He was Chief Financial Officer and Chief Operating Officer of General Power Systems from 1987 through 1994 and Chief Financial Officer and Chief Operating Officer of AMF Scientific Drilling International from 1976 through 1984.

Robert B. Way
-------------
Mr. Way became a Vice President of the Company in April 1999. Previously, Mr. Way was the Senior Vice President and General Manager of Kiss Software Corporation, where he served in that capacity from January, 1997. Before that, Mr. Way was an independent consultant in software business management specializing in product planning, development and support. Mr. Way was Vice President and General Manager of California Software Products, Inc. from 1976 to 1995.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a)forms they file. Based solely on a review of the copies of such forms furnished to the Company between January 1, 1999 and December 31, 1999, on year-end reports furnished to the Company after December 31, 1999 and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows: none

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth compensation received by the Company's Chief Executive Officer and by each of the persons who were, for the fiscal year ended December 31, 1999, the other four most highly compensated executive officers of the Company whose total compensation during that year exceeded $100,000 (the "Named Officers"), for the three fiscal years ended December 31, 1999 or for the shorter period during which the Named Officer was compensated by the Company.

                                       SUMMARY COMPENSATION TABLE

                                                             LONG-TERM COMPENSATION
                                                         ------------------------------
                                ANNUAL COMPENSATION              AWARDS         PAYOUTS
                          ------------------------------ ---------------------  -------

NAME AND                                                 RESTRICTED SECURITIES
PRINCIPAL                                 OTHER ANNUAL     STOCK    UNDERLYING   LTIP    ALL OTHER
POSITION            YEAR  SALARY   BONUS COMPENSATION(1)  AWARD(S)  OPTIONS(#)  PAYOUTS COMPENSATION
---------------     ----  ------   ----- --------------- ---------- ----------- ------- ------------
Thomas C. Hemingway 1999  $150,000                                  250,000 shs.        $350,000
  CEO               1998  $ 88,789                                  292,500 shs.            -

Donald C. Watters   1999  $112,500                                  700,000 shs.        $530,000
   President

James H. Budd       1999  $115,000                                        -                 -
  Vice President    1998  $ 52,868                                  117,000 shs.            -

T. Richard Hutt     1999  $115,000                                        -                 -
  Vice President    1998  $ 64,281                                  117,000 shs.            -

Robert B. Way       1999  $ 82,500                                  250,000 shs.        $234,500
  Vice President

David P. Noyes      1999  $116,894                                  500,000 shs.        $337,067
  CFO

(1) Perquisites and other personal benefits did not for any Named Officer in the aggregate equal or exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported in this table for such person.

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company has an employment agreement with each Executive Officer listed below. The terms of those employment agreements are summarized in the following table:

                   CURRENT BASE   OPTION      OTHER         BENEFITS DUE ON
NAME               COMPENSATION   GRANT       BENEFITS      TERMINATION
-----------        ------------   --------   -------------  ----------------------------------
Thomas C. Hemingway   $150,000   250,000       Any          If he is terminated by the Company
  CEO                            at $1.00      benefits     without cause, he is paid an amount
                                 each,         for other    equal to 12 months' base salary and
                                 fully         officers,    all other benefits and perquisites
                                 vested        and 3 weeks  continue for 12 months and
                                               vacation     the Company will be
                                               per year     required  to repurchase
                                                            all his stock and options
                                                            at the 30-day average market price.

Donald Watters, Jr.  $150,000   250,000        Any          If he is terminated by the Company
  President and COO             at $1.00 each, benefits     without cause, he is paid an amount
                                fully vested   for other    equal to 12 months' base salary and
                                and 450,000    officers,    all other benefits and perquisites
                                shares         and 3 weeks  continue for 12 months and
                                at $0.50       vacation     the Company will be
                                each,          per year     required to repurchase
                                fully vested                all his stock and options
                                                            at the 30-day average market price.

James H. Budd        $130,000                  Any          If he is terminated by the Company
  Vice President                               benefits     without cause, he is paid an amount
                                               for other    equal to 3 months' base salary and
                                               officers,    all other benefits and perquisites
                                               and 2 weeks  continue for 3 months and all stock
                                               vacation     options held by him vest and
                                               per year     become exercisable.

Robert Way           $110,000   250,000        Any          If he is terminated by the Company
  Vice President                at $1.00 each, benefits     without cause, he is paid an amount
                                fully vested   for other    equal to 3 months' base salary and
                                               officers,    all other benefits and perquisites
                                               and 3 weeks  continue for 3 months and all stock
                                               vacation     options held by him vest and
                                               per year     become exercisable.

T. Richard Hutt      $130,000                  Any          If he is terminated by the Company
  Vice President                               benefits     without cause, he is paid an amount
                                               for other    equal to 3 months' base salary and
                                               officers,    all other benefits and perquisites
                                               and 2 weeks  continue for 3 months and all stock
                                               vacation     options held by him vest and become
                                               per year     exercisable.

David P. Noyes       $150,000   250,000 at     Any          If he is terminated by the Company
   CFO                          $1.00 each,    benefits     without cause, he is paid an amount
                                fully vested,  for other    equal to 6 months' base salary and
                                and 250,000    officers.    all other benefits and perquisites
                                at $1.00 each, and 3 weeks  continue for 6 months and all stock
                                vesting        vacation     options held by him vest and become
                                ratably over   per year     exercisable.
                                two years

OPTION GRANTS DURING FISCAL 1999

The following table sets forth information on all grants of stock options during the fiscal year ended December 31, 1999, to Named Officers:

                                     OPTION GRANTS TABLE
                              OPTION GRANTS IN FISCAL YEAR 1999

                                     INDIVIDUAL GRANTS                          POTENTIAL
                     --------------------------------------------------        REALIZABLE
                                  % OF TOTAL                                 VALUE AT ASSUMED
                      NUMBER OF    OPTIONS                                    ANNUAL RATES OF
                     SECURITIES    GRANTED TO                                    STOCK PRICE
                     UNDERLYING    EMPLOYEES    EXERCISE                     APPRECIATION FOR
                       OPTIONS      IN FISCAL    PRICE     EXPIRATION       OPTION TERM($)(3)
NAME                  GRANTED       YEAR(1)    ($/SHARE)     DATE(2)         5%          10%
---------------------------------------------------------------------------------------------
Thomas C. Hemingway    250,000        10.6%      $1.00    Mar, 2009     $1,827,336  $2,882,452

Donald C. Watters       48,568 (4)     2.1%      $2.11    Feb, 2003     $  199,209  $  232,970
                       250,000        10.6%      $1.00    Mar, 2009     $1,827,336  $2,882,452
                       450,000        19.2%      $0.50    Mar, 2009     $3,644,795  $5,749,324

David P. Noyes         500,000        21.3%      $1.00    Sep, 2009     $3,751,353  $6,073,291

Robert B. Way           19,427 (4)     0.8%      $2.11    Feb, 2008     $  102,276  $  153,365
                       250,000        10.6%      $1.00    Apr, 2009     $1,835,096  $2,906,935

---------

(1) Options to purchase an aggregate of 1,915,000 shares of common stock were granted by the Company to employees, including the Named Officers, during the fiscal year ended December 31, 1999. In addition, options to purchase 163,187 shares of common stock were assumed in the Kiss Software acquisition. Subsequently, a total of 69,427 options expired or were voided.

(2) Options held by the Named Officers have a term of 5 and 10 years, subject to earlier termination in certain events related to termination of employment.

(3) These columns present hypothetical future values of the stock obtainable upon exercise of the options net of the options' exercise price, assuming that the closing market price of the Company's common stock, as reported on the OTC Bulletin Board on December 31, 1999, appreciates at a 5% and 10% compound annual rate over the term of the options. The 5% and 10% rates of stock price appreciation are presented as examples pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not necessarily reflect management's estimate or projection of the Company's future stock price performance. The potential realizable values presented are not intended to indicate the value of the options.

(4) Stock options assumed by the Company that had been granted by Kiss Software Corporation. Each option is exercisable in full.

OPTION EXERCISES IN FISCAL 1999 AND YEAR-END OPTION VALUES

         The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1999 by the Named
Officers:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF
                                                 SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                                  UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                       SHARES         VALUE       AT FISCAL YEAR END(#)    AT FISCAL YEAR END($)(1)
                     ACQUIRED ON    REALIZED   -----------------------------------------------------
NAME                  EXERCISE       ($)(1)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
----------------------------------------------------------------------------------------------------
 Thomas C. Hemingway       -               -        542,500          -        $2,526,613           -
 Donald C. Watters         -               -        748,568          -        $3,632,730           -
 James H. Budd             -               -        117,000          -        $  548,145           -
 T. Richard Hutt           -               -        117,000          -        $  548,145           -
 David P. Noyes            -               -        312,500    187,500        $1,445,313    $867,187
 Robert B. Way             -               -        269,427          -        $1,224,342           -

------------

(1) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or base price of "in-the-money" options. The value of options is based on the closing sale price for the Company's common stock as of December 31, 1999 as reported on the OTC Bulletin Board, which was $5.625, minus the exercise price.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT. The following table sets forth as of February 3, 2000, information regarding beneficial ownership of the Company's stock by each director and each executive officer, and by all directors and executive officers of the Company as a group. Each named person and all directors and executive officers as a group are deemed to be the beneficial owners of shares that may be acquired within 60 days upon exercise of stock options. Accordingly, the number of shares and percentages set forth next to the name of such person and all directors and executive officers as a group include the shares issuable upon stock options exercisable within 60 days. However, the shares so issuable upon such exercise by any such person are not included in calculating the percentage of shares beneficially owned by any other stockholder. Based in part upon the absence of any Schedule 13G or Schedule 13D filings, the Company is not aware of any other person or group with beneficial ownership in excess of 5% of the Common Stock.

                                               SHARES BENEFICIALLY OWNED
                                               -------------------------
                                           COMMON                  PREFERRED
                                           ------                  ---------
  NAME OF BENEFICIAL OWNER             NUMBER     PERCENT      NUMBER    PERCENT
  ------------------------             ------     -------      ------    -------
  Thomas Hemingway(1)                  1,704,609     15.4%         0          0%
  T. Richard Hutt(2)                   1,230,391     11.6%         0          0%
  James H. Budd(3)                     1,214,715     11.4%         0          0%
  Donald C. Watters, Jr.(4)            1,209,759     10.7%         0          0%
  David Noyes(5)                         343,750      3.2%         0          0%
  Robert Way(6)                          301,857      2.8%         0          0%
  Norton Garfinkle(7)                    910,000      8.3%         0          0%
  David Lyons(8)                          11,700      0.1%         0          0%
  Robert Orbach                           11,684      0.1%         0          0%
All Directors and Executive Officers
    as a group (9 Persons)(9)          6,938,465     52.8%         0          0%

------------
(1) Includes 542,500 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable. Includes 115,395 shares of Ms. Detra Mauro Hemingway, the spouse of Mr. Hemingway.
(2) Includes 117,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.
(3) Includes 117,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.
(4) Includes 748,568 shares which may be purchased pursuant to stock options and warrants which are currently, or within the next 60 days will be, exercisable.
(5) Includes 343,750 shares which may be purchased pursuant to stock options and warrants which are currently, or within the next 60 days will be, exercisable.
(6) Includes 269,427 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.
(7) Includes shares held by a corporation and two trusts that are controlled by him and 450,000 shares which may be purchased pursuant to warrants which are currently exercisable.
(8) Includes 11,700 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.
(9)      Includes all of the shares and options referred to in notes (1) through
         (8) above.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 1, 1999, the Company acquired Kiss Software Corporation, a California corporation ("Kissco"). Donald C. Watters, Jr. was a major shareholder of Kissco and received in that acquisition 381,270 shares of Common Stock, and the Company also assumed a Kissco option entitling Mr. Watters to acquire 48,568 shares of Common Stock at a price of $ 2.11 per share. Robert B. Way was also a shareholder of Kissco and received in the acquisition 32,430 shares of Common Stock, and the Company also assumed a Kissco option entitling Mr. Way to acquire 19,427 shares of Common Stock at $ 2.11 per share.

On September 30, 1999, the Company acquired Oxford Media Corporation, a Delaware corporation, for 450,000 shares of the Company's Common Stock. Oxford Media Corporation was controlled by Mr. Norton Garfinkle. In addition, for consulting services and services as a director of the Company, Mr. Garfinkle has received warrants to purchase 350,000 shares of Common Stock.

During March 2000, the Company intends to file a Registration Statement on Form S-8 for the purpose of registering a Reoffer Prospectus associated with certain Stock Option Agreements, Warrants, and Consulting Agreements. Certain executive Officers and Directors plus two unrelated parties are named as Selling Stockholders. The Company intends to register 505,700 shares, 300,000 shares and 18,000 shares related to Stock Options, Warrants, and Consulting Agreements, respectively.

                                     PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                        Page No.
Title of Documents

Report of Hansen, Barnett & Maxwell, Independent Certified Public
Accountants, on the December 31, 1999 and 1998 Financial
  Statements ..............................................................F-1


Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1999 ..................F-2

     Consolidated Statements of Operations for the Years Ended
       December 31, 1999 and 1998 .........................................F-3

     Consolidated Statements of Stockholders' Equity (Deficit) for the
       Years Ended December 31, 1999 and 1998 .............................F-4

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999 and 1998 .........................................F-5

Notes to Consolidated Financial Statements ................................F-6

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.


(b)  Reports on Form 8-K

The Company filed on October 15, 1999, on Form 8-K, notice of the consummation on September 30, 1999 of the acquisition of Oxford Media Corp., a Delaware corporation ("OMC"), in exchange for the issuance of 450,000 shares of Common Stock, par value $.001 per share. The purchase price was determined by negotiation between the parties. The acquisition was effected by a merger of OMC with a newly-formed subsidiary of the Company.

(c) Exhibits

 Exhibit No.     Description

 2.1(1) Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark
                 Corporation, a California corporation; and the Exchanging Security holders of Intermark Corporation Omitted are the following schedules or attachments to the agreement identified immediately above:
                     (A) Form of Certificate of Designation of
                         Series H Convertible Preferred Stock;
                     (B) Intermark Corporation Financial Statements
                         (Unaudited) for its 1997 Fiscal Year;
                     (C) Confidentiality Agreement dated March 1998
                         between the Registrant and Intermark Corporation;
                     (D) Disclosure Schedule of Intermark Corporation; (E)
                     (E) Disclosure Schedule of the Registrant.

 2.2(2)          First Amendment, dated as of June 17, 1998, of
                 Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark
                 Corporation, a California corporation; and the Exchanging Security holders of Intermark Corporation.

 2.3(2)          Second Amendment, dated as of July 30, 1998, of
                 Agreement and Plan of Share Exchange dated as of May 8, 1998 among the Company; Intermark
                 Corporation, a California corporation; and the Exchanging Security holders of Intermark Corporation.

 2.4(9) Agreement and Plan of Merger dated as of November 17, 1999 among the Company; SoftKat, Inc., a California corporation ("SoftKat"); certain stockholders, of SoftKat, and INUS-SoftKat Acquisition Corporation, a wholly-owned subsidiary of the Company. Omitted are the following schedules or ancillary documents to the agreement identified immediately above:
                      (A) Disclosure Schedule of SoftKat; (B) Disclosure Schedule of the Company.

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

 2.6(11) Agreement and Plan of Reorganization dated as of September 30, 1999 among the Registrant, OMC Acquisition Corp., a Delaware corporation, Oxford Media Corp., a Delaware corporation ("OMC") and Norton Garfinkle, individually and as trustee of each of The Gillian Garfinkle S Corporation Trust and The Nicholas Garfinkle S Corporation Trust. Omitted from this Form 8-K filing are the following schedules or ancillary documents to the agreement identified immediately above: List of Assets of OMC

 2.7(11)         Non-Exclusive License Agreement between Oxford
                 Management Corporation, a Nevada corporation, and Oxford Media Corporation.

 2.8(13) Registration Rights Agreement dated September 30, 1999 between the Registrant and Norton Garfinkle, individually and as trustee of each of The Gillian Garfinkle S Corporation Trust and The Nicholas Garfinkle S Corporation Trust

 2.9(16) Agreement of Purchase and Sale of Stock dated as of May 25, 1999 between the Registrant and Kilburn Consultants, Inc., an Isle of Man corporation.

 3.1(13)         Restated Certificate of Incorporation of the Company

 3.2(8)          Bylaws of the Company

 4.1(6) January 1999 Stock Plan, including 310,000 shares of Esynch Common Stock granted and issued to individual consultants named on the attached Corporate Resolutions**

 4.2(6)          Corporate Resolutions relating to January, 1999 Stock Plan**

 4.11(7)         Certificate of Designation - Series I Preferred Stock

 4.19.1(13)      Certificate of Designation - Series J Preferred Stock

 4.19.2(13)      First Amendment of Certificate of Designation - Series J
                 Preferred Stock

 4.19.3(13)      Second Amendment of Certificate of Designation - Series J
                 Preferred Stock

 4.20(15) Certificate of Designation of Relative Rights and Preferences of Series K Preferred Stock

 10.4(7) Registration Rights Agreement dated August 4, 1998 among the Company and those holders of the Company's stock listed in Exhibit A thereto

 10.5(7) Form of Stock Option Agreement dated April 24, 1998 between Intermark Corporation and each of Thomas
                 Hemingway, T. Richard Hutt and James Budd**

 10.6(2)         Instrument of Option Assumption dated August 4,
                 1998 between the Company and each of the optionees
                 named in Exhibit 10.5, among others, resulting in
                 the Company's assumption of options as follows:
                 Thomas Hemingway 331,541 shares of common stock at $.83 each
                 T. Richard Hutt  132,616 shares of common stock at $.83 each
                 James Budd       132,616 shares of common stock at $.83 each**

 10.7.1(10)      Employment Agreement dated as of March 1, 1999 between the
                 Company and Thomas Hemingway.**

 10.7.2(11)      Employment Agreement dated as of March 1, 1999 between the
                 Company and Donald C. Watters, Jr.;
                 Employment Agreement dated as of April 1, 1999 between the Company and James H. Budd;
                 Employment Agreement dated as of April 1, 1999 between the Company and T. Richard Hutt;
                 Employment Agreement dated as of April 1, 1999 between the Company and Robert Way; and
                 Employment Agreement dated as of September 8, 1999 between the Company and David Noyes.**

 10.8(14)        1999 Stock Incentive Plan.**

 10.9(14) Form of Indemnification Agreement entered into with certain officers and directors of the Company.**

 10.10(14)       Lease agreement for the Company's headquarters

 10.11.1(14)     Series J Convertible Preferred Stock Purchase Agreement
                 dated as of July 22, 1999

 10.11.2(14)     Amendment dated as of October 29, 1999 to the Series J
                 Convertible Stock Purchase Agreement

 10.12(14)       Registration Rights Agreement dated as of July 22, 1999

 10.13(14)       Form of Warrant issued in the placement of Series J Preferred
                 Stock in the following respective amounts:

                 Exp.                                                Exercise
                 Date      Amount      Holder                          Price
                 --------  --------    ----------------------------  ---------
                 08/13/02   37,500     Amro International, S.A.        $3.00
                 09/30/02   37,500     Austinvest Anstalt Balzers      $5.17
                 09/30/02   37,500     Esquire Trade & Finance Inc.    $5.17
                 08/13/02   30,000     Manchester Asset Management,
                                         Ltd.                          $3.00

                 08/13/02   26,250     Gilston Corporation, Ltd.       $3.00
                 08/13/02   18,750     Triton Private Equity Fund L.P. $3.00
                 10/29/02    9,375     Talbiya Investments Ltd.        $3.45

 10.14(15)       Series K Convertible Preferred Stock Purchase Agreement dated as of December 30, 1999 among the Registrant and the Purchasers named therein.


 10.15(15)       Registration Rights Agreement dated as of December 30, 1999 among the Registrant and the Purchasers named therein

 10.16(15)       Form of Warrant to Purchase Shares of Common Stock of the
                 Registrant dated as of December 30, 1999 issued by the Registrant in the following respective amounts:


                                                                    Approximate
                 Exp.                                                Exercise
                 Date      Amount      Holder                          Price
                 --------  --------    ----------------------------  ---------
                 01/31/03   37,500     Aqua Wellington Small Cap
                                         Value Fund Limited            $12.36
                 12/31/02   45,000     Dandee, Ltd.                    $ 6.47
                 12/31/02   22,500     Lightline Limited               $ 6.47
                 12/31/02   22,500     Roseworth Group Limited         $ 6.47
                 12/31/02   22,500     Tonga Partners, L.P.            $ 6.47
                 12/31/02    5,625     Intercoastal Financial
                                         Services Corp.                $ 6.47
                 01/31/03    3,750     Intercoastal Financial
                                         Services Corp.                $12.36

 99(9)           Press Release on sale of SoftKat, Inc.

--------------

**  Indicates management compensation arrangements.

   (1) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed May 12, 1998.
   (2) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed August 20, 1998.
   (4) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed April 19, 1999.
   (5) Incorporated by reference to Exhibit A to the Company's Schedule 14A filed October 7, 1998.
   (6) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed February 1, 1999.
   (7) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed November 25, 1998.
   (8) Incorporated by reference to the like-numbered exhibit to the Company's Registration Statement (Registration No. 33-33136-D).
   (9) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-KSB filed June 25, 1999.
   (10) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed August 19, 1999.
   (11) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed October 15, 1999.
   (12) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed November 15, 1999.
   (13) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2 filed November 29, 1999.
   (14) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2/A filed January 18, 2000.
   (15) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed February 15, 2000.
   (16) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed February 8, 2000.

                       ESYNCH CORPORATION AND SUBSIDIARIES








               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                              FINANCIAL STATEMENTS








                                DECEMBER 31, 1999





                            HANSEN, BARNETT& MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                       ESYNCH CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                            PAGE

Report of Independent Certified Public Accountants...........................F-1

Consolidated Balance Sheets - December 31, 1999 and 1998.....................F-2

Consolidated Statements of Operations for the Years Ended
   December 31, 1999 and 1998................................................F-3

Consolidated Statements of Stockholders' Equity (Deficit) for
   the Years Ended December 31, 1998 and 1999................................F-4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1999 and 1998..........................................F-5

Notes to Consolidated Financial Statements...................................F-6



                                ----------------

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






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders eSynch Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of eSynch Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eSynch Corporation and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                             HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 3, 2000

                       ESYNCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                    1999               1998
                                                                               -------------      -------------
                                       ASSETS
CURRENT ASSETS
    Cash.....................................................................  $   1,319,971      $       1,413
    Accounts receivable......................................................         19,153                 -
    Inventory................................................................         15,943             13,693
    Receivable from officers.................................................         24,296                 -
    Prepaid expense..........................................................         21,814                 -
                                                                               -------------      -------------
       TOTAL CURRENT ASSETS..................................................      1,401,177             15,106
                                                                               -------------      -------------
EQUIPMENT....................................................................        679,438            162,194
    Less accumulated depreciation............................................        (57,800)          (109,988)
                                                                               -------------      -------------
    NET EQUIPMENT............................................................        621,638             52,206
                                                                               -------------      -------------
ASSETS TO BE SOLD - PRIMARILY GOODWILL.......................................             -           4,552,847
GOODWILL, NET OF ACCUMULATED AMORTIZATION....................................      4,142,901                 -
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION................................        156,948                 -
                                                                               -------------      -------------

TOTAL ASSETS.................................................................  $   6,322,664      $   4,620,159
                                                                               ==============     =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
    Trade accounts payable...................................................  $      443,164     $     412,717
    Accrued liabilities......................................................         893,491           106,810
    Accrued preacquisition liabilities.......................................       1,293,594         1,293,594
    Notes payable - current portion..........................................          31,250           406,661
    Liabilities relating to assets to be sold................................              -          4,502,847
                                                                               -------------      -------------
       TOTAL CURRENT LIABILITIES.............................................       2,661,499         6,722,629
                                                                               -------------      -------------
NOTES PAYABLE - LONG-TERM....................................................          77,150               --
                                                                               -------------      -------------
REDEEMABLE PREFERRED STOCK - $0.001 par value; 600,000 shares
 authorized; 0 and 600,000 shares of Series I issued and outstanding.........              -            600,000
                                                                               -------------      -------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - $0.001 par value; 400,000 shares authorized;
      Series J - 275 shares designated; 275 and 0 shares issued and
       outstanding; liquidation preference of $2,750,000.....................       2,418,612                -
      Series K - 250 shares designated; 157.5 and 0 shares issued and
       outstanding; liquidation preference of $1,575,000.....................              -                 -
    Common stock - $0.001 par value; 50,000,000 shares authorized;
      10,505,464 and 6,889,829 shares issued and outstanding.................          10,506             6,889
    Additional paid-in capital...............................................      17,044,450         2,941,895
    Unearned compensation....................................................        (382,741)               -
    Accumulated deficit......................................................     (15,506,812)       (5,651,254)
                                                                               -------------      -------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)..................................       3,584,015        (2,702,470)
                                                                               -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).........................  $    6,322,664     $   4,620,159
                                                                               ==============     =============

     The accompanying notes are an integral part of these financial statements.

                                         ESYNCH CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                 -------------------------------
                                                                                       1999           1998
                                                                                 ------------      -------------
PRODUCT SALES...............................................................     $    988,485      $     203,571

COST OF GOODS SOLD..........................................................          529,576            156,617
                                                                                 ------------      -------------

GROSS PROFIT................................................................          458,909             46,954
                                                                                 ------------      -------------

OPERATING AND OTHER EXPENSES
     Selling, general and administrative ...................................        2,925,665          1,649,173
     Stock issued for services..............................................        1,685,000            280,877
     Stock based compensation...............................................        2,975,309             69,290
     Amortization of goodwill...............................................        1,300,626            228,330
     Interest...............................................................           81,346            132,641
     Amortization of debt discount..........................................               -             355,567
     Impairment loss on assets sold.........................................          203,690          2,323,841
                                                                                 ------------      -------------

         TOTAL OPERATING AND OTHER  EXPENSES................................        9,171,636          5,039,719
                                                                                 ------------      -------------

LOSS BEFORE EXTRAORDINARY ITEM..............................................       (8,712,727)        (4,992,765)

EXTRAORDINARY GAIN FROM DEBT FORGIVENESS....................................           35,234             14,423
                                                                                 ------------      -------------

NET LOSS ...................................................................      (8,677,493)         (4,978,342)

PREFERRED DIVIDENDS.........................................................       (1,178,065)                -
                                                                                 ------------      -------------

LOSS APPLICABLE TO COMMON SHARES............................................     $ (9,855,558)     $  (4,978,342)
                                                                                 ============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE
     Loss before extraordinary item.........................................     $      (0.97)     $       (0.91)
     Extraordinary gain from debt forgiveness...............................            (0.00)                 -
                                                                                 ------------      -------------

     NET LOSS...............................................................     $      (0.97)     $       (0.91)
                                                                                 ============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   USED IN PER SHARE CALCULATION............................................        8,941,652          5,476,874
                                                                                 ============      =============

      The accompanying notes are an integral part of these financial statements.

                               ESYNCH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                    PREFERRED STOCK        COMMON STOCK       ADDITIONAL                                TOTAL
                                 ---------------------  ------------------     PAID-IN     UNEARNED    ACCUMULATED   STOCKHOLDERS'
                                   SHARES     AMOUNT      SHARES    AMOUNT     CAPITAL   COMPENSATION    DEFICIT    EQUITY (DEFICIT)
                                 ---------  ----------  ---------- --------  -----------  -----------  ------------ ----------------
BALANCE - DECEMBER 31, 1997....   68,166.0          68      89,357       89      259,008   $        -      (672,912)  $  (413,747)
Shares issued for services.....    1,112.0           1       1,461        1      164,874            -             -       164,876
Conversion of notes payable
  and accrued interest.........    9,428.0           9      12,546       13      393,077            -             -       393,099
Acquisition of Innovus.........          -           -   1,215,375    1,215     (861,286)           -             -      (860,071)
Shares issued for services.....    1,580.0           2           -        -      112,107            -             -       112,109
Conversion of notes payable and
  accrued interest.............          -           -     160,002      160      174,841            -             -       175,001
Conversion of preferred shares.  (80,286.0)        (80)  4,516,088    4,516       (4,436)           -             -             -
Beneficial debt conversion
  feature......................          -           -           -        -      355,567            -             -       355,567
Acquisition of SoftKat.........          -           -     720,000      720    2,069,280            -             -     2,070,000
Shares issued for services.....          -           -     100,000      100      115,900            -             -       116,000
Conversion of accounts payable.          -           -      20,000       20       24,980            -             -        25,000
Shares issued for interest
  on note......................          -           -      55,000       55       68,695            -             -        68,750
Compensation relating to grant
  of stock options.............          -           -           -        -       69,288            -             -        69,288
Net loss for the year..........          -           -           -        -            -            -    (4,978,342)   (4,978,342)
                                 ---------  ----------  ---------- --------  -----------  -----------  ------------   -----------
BALANCE - DECEMBER 31, 1998....          -           -   6,889,829    6,889    2,941,895            -    (5,651,254)   (2,702,470)
Shares issued for cash ........          -           -      75,000       75      149,925            -             -       150,000
Shares issued for services.....          -           -     972,500      972    1,698,378            -             -     1,699,350
Acquisition of Kiss Software
  Corporation..................          -           -   1,428,134    1,429    3,964,142            -             -     3,965,571
Acquisition of Oxford Media
  Corporation..................          -           -     450,000      450      719,550            -             -       720,000
Shares issued in settlement
  of suit......................          -           -       9,303        9       31,517            -             -        31,526
Shares issued for notes
  receivable, satisfied
  through the conversion of
  notes and services ..........          -           -     235,377      236      485,833            -             -       486,069
Compensation related to the
  grant of stock options.......          -           -           -        -    3,358,050   (3,358,050)            -             -
Amortization of unearned
  compensation.................          -           -           -        -            -    2,975,309             -     2,975,309
Exercise of warrants...........          -           -      17,000       17       26,733            -             -        26,750
Conversion of notes payable and
  related accrued interest.....          -           -     228,322      229      583,998            -             -       584,227
Conversion of redeemable
  Series I preferred stock.....          -           -     199,999      200      879,799            -             -       879,999
Issuance of Series J
  convertible preferred stock
  and 196,875 warrants, net
  of $237,500 offering costs...      275.0   1,582,870           -        -      804,630            -             -     2,387,500
Issuance of Series K
  convertible preferred stock
  and 112,500 warrants, net of
  $100,000 offering costs......      157.5           -           -        -    1,400,000            -             -     1,400,000
Recognition of preferred
 dividend and beneficial
 conversion feature on
 redeemable Series I
 preferred stock...............          -           -           -        -            -            -      (279,999)     (279,999)
Amortization of discount on
  preferred stock as a
  preferred dividend...........          -     835,742           -        -            -            -      (835,742)            -
Preferred dividends accrued....          -           -           -        -            -            -       (62,324)      (62,324)
Net Income.....................          -           -           -        -            -            -    (8,677,493)   (8,677,493)
                                 ---------  ----------  ---------- --------  -----------  -----------  ------------   -----------

BALANCE - DECEMBER 31, 1999....      432.5  $2,418,612  10,505,464  $10,506  $17,044,450  $  (382,741) $(15,506,812)  $ 3,584,015
                                 =========  ==========  ========== ========  ===========  ===========  ============   ===========

                       ESYNCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                          1999                1998
                                                                                       -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.........................................................................  $ (8,677,493)      $ (4,978,342)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Amortization of goodwill.......................................................     1,292,293            228,330
     Depreciation and amortization..................................................       104,975             36,910
     Stock issued for interest......................................................            -              68,750
     Amortization of debt discount..................................................            -             355,567
     Note receivable settled for services...........................................       202,635                 -
     Stock issued for services......................................................     1,685,000            392,985
     Stock issued for settlement of lawsuit.........................................        31,526                 -
     Compensation from stock options................................................     2,975,309             69,288
     Impairment loss on assets to be sold...........................................            -           2,323,841
     Forgiveness of debt............................................................       (33,254)           (14,423)
     Changes in assets to be sold...................................................            -             610,103
     Changes in liabilities relating to assets to be sold...........................            -            (498,744)
     Payment of company expenses by employee........................................        26,750                 -
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable.........................................................       (19,153)            25,000
        Inventory...................................................................        93,646            (13,693)
        Prepaid assets..............................................................        30,858                 -
        Other assets................................................................       (41,849)                -
        Accounts payable............................................................      (414,845)           259,305
        Accrued liabilities.........................................................       133,241            410,490
                                                                                      ------------       ------------

   NET CASH USED BY OPERATING ACTIVITIES............................................    (2,610,361)          (724,633)
                                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for the purchase of equipment...........................................      (165,974)            (5,823)
   Advances to Kiss previous to acquisition.........................................       (50,000)                -
   Cash received in Kiss acquisition................................................        46,994                 -
   Proceeds from sale of SoftKat....................................................        50,000                 -
   Loans to officers................................................................       (24,297)                -
                                                                                      ------------       ------------

   NET CASH USED BY INVESTING ACTIVITIES............................................      (143,276)            (5,823)
                                                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Stock issued for cash............................................................       150,000                 -
   Proceeds from issuance of preferred shares.......................................     3,787,500                --
   Proceeds from issuance of debt...................................................       533,567            806,071
   Principal payments on notes payable..............................................      (398,872)           (74,202)
                                                                                      ------------       ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES........................................     4,072,195            731,869
                                                                                      ------------       ------------

NET INCREASE (DECREASE) IN CASH.....................................................     1,318,558              1,413

CASH - BEGINNING OF YEAR............................................................         1,413                 -
                                                                                      ------------       ------------

CASH - END OF  YEAR.................................................................  $  1,319,971       $      1,413
                                                                                      ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
   FINANCING ACTIVITIES -- NOTE 8

      The accompanying notes are an integral part of these financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS - Intermark Corporation ("Intermark") was incorporated under the laws of the State of California in October 1995. On August 5, 1998, Intermark was reorganized into Innovus Corporation, a publicly-held shell corporation, as explained in Note 2. By shareholder action, Innovus Corporation, the parent company, changed its name to eSynch Corporation ("eSynch") on November 9, 1998. On November 17, 1998, eSynch acquired SoftKat Inc. ("SoftKat"). On May 25, 1999, SoftKat was sold to a third party. See Note 2.

The primary activities of eSynch, the consolidated company, have consisted of raising capital, acquiring Innovus Corporation, SoftKat Inc., Kiss Software Corporation and Oxford Media Corporation and video on demand services through the internet, video streaming and software sold through the internet.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Intermark Corporation ("Intermark") for all periods presented, the accounts of Innovus Corporation and SoftKat, Inc., Kiss Software Corporation and Oxford Media Corporation from the dates of their acquisitions on August 5, 1998, November 17, 1998, April 1, 1999 and September 30, 1999, respectively. SoftKat, Inc. was disposed of on May 25, 1999. These entities are collectively referred to as "eSynch" or the "Company". All inter-company transactions and balances have been eliminated in consolidation. In accordance with the accounting treatment on the impairment of long-lived assets to be disposed of, the accounts of SoftKat have been consolidated under two line items on the financial statements, "Assets to be sold" and "Liabilities relating to assets to be sold", respectively. The carrying amount of assets to be sold was adjusted by the impairment loss on the sale of SoftKat.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at December 31, 1999 in the amount of $15,506,812. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CONCENTRATION OF RISK AND MAJOR CUSTOMERS - The Company operates exclusively in the software industry, accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. Sales to any major customer in 1999 and 1998 were not significant.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, accounts payable, notes payable, and liabilities relating to assets to be sold are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory balance at year-end consisted of packaged software.

EQUIPMENT - Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which are three to seven years. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

ADVERTISING COSTS -- Advertising costs have been recognized as expense when incurred, and amounted to $65,617 and none during the years ended December 31, 1999 and 1998, respectively.

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), EARNINGS PER SHARE. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. The effects of 5,308,523 and 1,751,800 potentially issuable common shares outstanding at December 31, 1999 and 1998, respectively, were excluded from the calculation of diluted loss per share for the years ended December 31, 1999 and 1998, as they would have decreased the loss per share.

REVENUE RECOGNITION -- The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, products purchased from publishers are accounted for as consigned product from publishers and the related cost is not reflected in the financial statements with the exception of a limited amount of software inventory owned by the Company at year-end. The subsidiary Oxford Media recognizes revenue when the product is completed and the goods are shipped to the customer.

NOTE 2--ACQUISITIONS

INNOVUS - In May 1998, Intermark entered into an Agreement and Plan of Share Exchange (the "Agreement") with Innovus Corporation (Innovus), a publicly held Delaware corporation, which had discontinued its operations by May 1998. Innovus had 1,215,375 (post 1-for-10 split) common shares outstanding on August 5, 1998 when the Agreement was completed. Under the terms of the Agreement, the shareholders of Intermark exchanged all of the 3,783,875 outstanding Intermark common shares for 1,033,669 shares of common stock and 78,706 shares of Series H preferred stock of Innovus (now eSynch) and Intermark was reorganized into a newly-formed subsidiary of Innovus. The Series H preferred shares had voting rights equivalent to the 4,427,213 common shares into which they were convertible. As a result, the Intermark shareholders became the majority shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. The transactions were accounted for as the recapitalization of Intermark at historical cost and the issuance of common stock in exchange for the net liabilities of Innovus in the amount of $860,071 which were recorded at their historical cost. The operations of Innovus were not significant to the operations of the Company; therefore, pro forma results of operations are not presented.

SOFTKAT - On November 17, 1998, the Company acquired SoftKat, Inc,. a California corporation primarily engaged in the wholesale distribution of computer software games. In exchange for the SoftKat common shares, the Company issued 720,000 common shares and 600,000 shares of Series I redeemable, convertible preferred shares. The acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common and preferred stock issued was $2,670,000. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $6,882,300, which was recognized as goodwill. The results of operations of SoftKat have been included in the consolidated financial statements from the date of acquisition and consisted of sales of $109,317 and a net loss of $111,359. Goodwill was originally being amortized on a straight-line basis using an estimated useful life of 3.6 years.

 In February 1999, Management of the Company decided to dispose of SoftKat because it did not meet the core business objectives of the Company. On May 25, 1999, SoftKat was sold to a third party for $50,000 cash which resulted in the recognition of an impairment loss of $2,323,841. The subsequent sale and resulting loss provided evidence of conditions that existed at December 31, 1998; therefore, an impairment loss was recognized in 1998 in accordance with SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS

TO BE DISPOSED OF. The amount of the impairment loss was determined by the excess of the carrying amount of the SoftKat assets in excess of the $50,000 subsequently collected and the amount of the related SoftKat liabilities. The resulting amount of the assets to be sold and the related liabilities assumed by the buyer have been presented separately in the accompanying balance sheet.

KISS SOFTWARE - Effective April 1, 1999, the Company completed the acquisition of Kiss Software Corporation, a California corporation engaged in the wholesale and retail distribution of computer and Internet utility software products. Under the agreement, shareholders of Kiss agreed to exchange each of their common shares for .181557136 common shares of eSynch and each of their preferred shares for .4183964 common shares of eSynch. The exchange resulted in the Company issuing 1,428,134 common shares to Kiss shareholders. The Company also issued 163,187 options in conjunction with the purchase. These options are exercisable at $2.11 per share. The acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common stock and options issued, has been estimated at $3,965,571. Of this amount, $3,568,908 is applicable to the common stock issued in the Kiss acquisition and $396,663 is applicable to the stock options issued to the Kiss employees. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $5,315,094, which was recognized as goodwill. Goodwill is being amortized over approximately 3 years on a straight-line basis.

OXFORD MEDIA - Effective September 30, 1999, the Company completed the acquisition of Oxford Media Corp. ("Oxford"), engaged in DVD video encoding, compression and authoring. Under the Agreement the shareholders of Oxford exchanged all the outstanding shares of Oxford common stock for 450,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and the purchase price of the acquired assets was computed to be $720,000 which was attributed to the assets acquired including software licenses in the amount of $100,000 and goodwill in the amount of $119,900. Oxford received a non-exclusive license from Oxford Management Corporation, a Nevada corporation, which is a license of proprietary software and source code for a video-on-demand hotel pay-for-view system. The value of the software license is included in other assets and is being amortized over three years. Amortization recognized during 1999 was $8,333. The goodwill is also being amortized over three years.


NOTE 3--EQUIPMENT

Equipment consisted of the following at December 31, 1999 and 1998:

                                                                                     1999             1998
                                                                                -------------    -------------
                  Furniture and fixtures.....................................   $      58,752    $       3,233
                  Computer equipment.........................................         592,049          155,882
                  Leasehold improvements.....................................          28,637              --
                  Office equipment...........................................             --             3,079
                                                                                -------------    -------------

                  Total......................................................   $     679,438    $     162,194
                                                                               ==============    =============

Depreciation expense for the years ended December 31, 1999 and 1998 was $ 96,642 and $ 36,910, respectively.

                            ESYNCH CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--NOTES PAYABLE

Notes payable consisted of the following:

                                                                                           DECEMBER 31,
                                                                                         1999               1998
                                                                               --------------      -------------
Capital lease obligations for equipment......................................  $          --       $         768
12% Line of credit payable to a bank; secured by all assets of the
  Company; due September 30, 1998; in default................................             --              22,893
40% Convertible note payable to a shareholder; unsecured;
  due March 15, 1999.........................................................             --             300,000
7% Note payable to a shareholder; interest due quarterly; principal
  payable $14,754 quarterly beginning March 2001; unsecured..................          77,150                --
10% Series A Convertible debentures; secured by all assets of the
  Company; due March 31, 2000................................................          25,000             75,000
Note payable to a shareholder; no stated rate of interest; payable on
  demand; unsecured..........................................................             --               8,000
10% Note payable to a shareholder; payable on demand; unsecured..............           6,250                --
                                                                               --------------      -------------

TOTAL NOTES PAYABLE..........................................................  $      108,400      $     406,661
                                                                               ==============      =============

Of the notes payable at December 31, 1999, $31,250 is due in the current year and $77,150 is due in 2001.

In September 1997, the Company established a line of credit with a limit of $25,000, with a bank. The note was due September 8, 1998. The loan was guaranteed by three officers of the Company and bore interest at 3% over the prime rate (12% at December 31, 1998). This loan was paid in full during the year ended December 31, 1999 by principal payments of $22,893 plus accrued interest.

The $300,000 note payable to a shareholder was convertible into common shares at $3.00 per share. The conversion period began on the date of the note and terminated on the due date of March 15, 1999 unless the entire principal payment of the note was not made by the due date, in which case, the conversion rights were to revert back to the holder indefinitely. In December 1998, the Company issued 55,000 common shares to the note holder as interest on the note. The amount recorded as interest expense for these shares was $68,750. During 1999, $125,000 was paid in cash and the remainder was adjusted as an over accrual through interest expense, as further explained in Note 8.

The 10% Series A convertible debentures in the amount of $25,000 each were issued in April 1998 to three shareholders. The note holders are entitled, at their option, to convert the debenture principal amounts, together with accrued interest, into shares of the Company's common stock at a conversion price of $1.25 per share. During 1999, two of the note holders converted their debentures into common stock. The remaining note has been extended by the holder to be due on March 31, 2000.

RELATED PARTY NOTES PAYABLE - During 1999, the Company converted a noted to an officer and shareholder into shares of the Company's common stock. Interest accrued on the note at the rate of 7%. The note and outstanding interest were settled with the issuance of 79,921 shares of common stock at $2.81 per share.

NOTE 5--INCOME TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at December 31, 1999 and 1998 are shown below:

                                                                                            1999              1998
                                                                                    ------------      ------------
     Operating loss carry forwards................................................  $  2,838,506      $  1,190,549
     Stock-based compensation.....................................................     1,378,442                 -
     Valuation Allowance   .......................................................    (4,216,948)       (1,190,549)
                                                                                    ------------      ------------

     NET DEFERRED TAX ASSET.......................................................  $         -       $        --
                                                                                    ============      ============

                            ESYNCH CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of approximately $7,070,000 which will expire beginning in the year 2011. During the year ended December 31, 1999 the deferred tax valuation increased by $2,864,302 from operations and by $162,097 as a result of the purchase of Kiss Software Corporation. The valuation allowance increased by $919,440 during the year ended December 31, 1998.

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.

                                                                                          FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                            1999               1998
                                                                                    ------------      -------------
     Tax at statutory rate (34%)..................................................  $ (2,950,348)     $  (1,692,637)
     Amortization of goodwill.....................................................       520,794             92,017
     Loss on disposition of SoftKat...............................................        82,087            936,508
     Excess benefit from stock options exercised..................................       (27,757)                -
     Non-deductible expenses......................................................        57,604             54,597
     Change in valuation allowance................................................     2,864,302            919,440
     State tax benefit, net of federal tax effect.................................      (546,682)          (313,636)
     Change in effective tax rate.................................................            -               3,711
                                                                                    ------------      -------------

     PROVISION FOR INCOME TAXES...................................................  $         -       $          -
                                                                                    ============      =============

NOTE 6--ACCRUED LIABILITIES

Included in accrued preacquisition liabilities are $612,170 in obligations to state and the federal governments for payroll taxes from previous years and estimated interest and penalties owing on such tax obligations. The account also includes liabilities assumed in the acquisition of Innovus.

NOTE 7--COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS - On August 27, 1999, the Company signed a consulting agreement with a shareholder. Under the agreement, the consultant is to received 20,000 shares of the common stock of the Company per quarter and $2,500 per month. The term of the agreement is for one year.

On January 5, 1998, the Company entered into a software programming consulting agreement with an unrelated third party. Under the terms of the agreement, the consultant received cash payments of $2,000 in 1998 and $10,000 in 1999 upon completion of the project on April 12, 1999. The consultant was also issued 45,000 shares of common stock on April 12, 1999. The amount of expense recognized during 1999 on the shares issued was $45,000.

LEASE COMMITMENTS - The Company leases office and warehouse facilities under a five-year agreement classified as an operating lease. Lease expense for the years ended December 31, 1999 and 1998 was $226,152 and $56,400. In May 1999, the Company moved to a new office and warehouse facility and entered into a new five-year operating lease. Monthly minimum rental payments on the new lease are $20,010 to be adjusted upwards by 4% for each succeeding year during the term of the lease. The following is a schedule of future minimum rental payments required under existing leases.

                            ESYNCH CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDING DECEMBER 31:
                    2000........................................  $    246,523
                    2001........................................       256,384
                    2002........................................       263,310
                    2003........................................       273,842
                    2004........................................        90,034
                                                                  ------------

                    Total.......................................  $  1,130,093
                                                                  ============

LITIGATION - The Company is a defendant in a lawsuit filed by a third-party claiming damages for a breach of an oral agreement and for unpaid principal on a promissory note. Due to the uncertainty of the claim at December 31, 1999, no provision for possible loss from this proceeding has been accrued in the accompanying financial statements. During March 2000, a settlement was reached whereby the Company agreed to pay the third party $38,000 in cash and in turn, the third party will return approximately 70,000 shares of common stock to the Company. The settlement will be recognized in the first quarter 2000.

The Company is a defendant in a lawsuit filed by a third-party for unpaid rent payments relating to a prior lease agreement entered into by SoftKat, a former affiliate. In February 1999, a default judgment was obtained by the plaintiff against SoftKat for $38,273. Subsequently, the plaintiff sued the Company seeking damages of the original $38,273 plus $46,528 for additional losses incurred by the plaintiff in conjunction with SoftKat's departure from the premises under lease.

The Company feels there may be additional creditors of SoftKat which may seek to satisfy their claims against the Company on theory of either successor liability or alter ego. Based on a lack of adequate information, the Company is unable to estimate the probability of an unfavorable outcome on any of these pending, threatened or unasserted claims. The Company had eight such suits dismissed.

The Company has settled a lawsuit filed by a third-party claiming damages for copyright infringement and breach of contract for 9,303 shares of the Company's common stock and $150,000 cash, of which $100,000 has been paid by the Company's insurance carrier.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL CASH FLOW INFORMATION - The Company paid $35,023 and $256 for interest during the years ended December 31, 1999 and 1998, respectively.

NONCASH INVESTING AND FINANCING ACTIVITIES - During the year ended December 31, 1998, the Company converted $25,000 of accounts payable to common stock. The Company also converted notes payable in the amount of $558,131 and accrued interest in the amount of $9,969 into common stock.

During August 1998, the Company issued 1,215,375 shares of common stock in exchange for the assets and liabilities of Innovus Corporation. Liabilities were assumed as follows:

           Fair value of assets acquired.................  $    46,670
           Common stock issued...........................      860,071
                                                           -----------

           LIABILITIES ASSUMED...........................  $   906,741
                                                           ===========

On November 17, 1998, the Company issued 600,000 shares of Series I mandatorily redeemable preferred stock and 720,000 shares of common stock in exchange for all of the issued and outstanding common stock of SoftKat, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

                            ESYNCH CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Fair value of assets acquired other than goodwill............ $    789,670
           Goodwill.....................................................    6,882,300
           Common and preferred stock issued ...........................   (2,670,000)
                                                                         ------------

           LIABILITIES ASSUMED.......................................... $  5,001,591
                                                                         ============

On May 25, 1999, the capital stock of SoftKat was sold to a third party for $50,000 cash which resulted in the recognition of an impairment loss of $2,323,841. The subsequent sale and resulting loss provided evidence of conditions that existed at December 31, 1998; therefore, an impairment loss was recognized in 1998. The impairment loss was determined by the excess of the carrying amount of the assets in excess of the $50,000 collected and the amount of the related liabilities. The carrying amount of the assets sold was $4,552,847 and the related liabilities were $4,502,847.

During 1999, the Company issued shares of common stock for services that had not yet been performed. The value of these services was $14,350 and has been classified as a prepaid asset. Amortization of the discount on the Series J preferred stock in the amount of $835,742 was recognized as preferred dividends. Notes payable of $520,082 and related accrued interest of $64,146 were converted into shares of common stock. Also, $283,434 of notes payable were offset against a note receivable from shareholders. Preferred shareholders converted 600,000 shares of Series I preferred stock carried at $600,000 into 199,999 shares of common stock.

On April 1, 1999, the Company issued 1,428,134 shares of common stock in exchange for all of the issued and outstanding common stock of Kiss Software Corporation. In conjunction with the acquisition, liabilities were assumed as follows:

           Fair value of assets acquired other than goodwill...........   $   170,437
           Goodwill....................................................     5,315,294
           Common stock and stock options issued.......................    (3,965,570)
                                                                          -----------

           LIABILITIES ASSUMED.........................................   $ 1,520,161
                                                                          ===========

On September 30, 1999, the Company issued 450,000 shares of common stock in exchange for all of the issued and outstanding common stock of Oxford Media. The fair value of the assets acquired was $600,100, goodwill was $119,900 and the stock issued was valued at $720,000.

NOTE 9 - STOCKHOLDERS' EQUITY

On August 5, 1998, Intermark was recapitalized as discussed in Note 2. To effect the recapitalization, the Intermark shareholders at that date exchanged all of the 3,783,875 outstanding Intermark common shares for 78,706 shares of Series H preferred stock and 1,033,669 (pre-split) common shares of Innovus (now eSynch Corporation). The recapitalization of Intermark was accounted for at historical cost. The accompanying financial statements, including the following description of equity transactions, have been restated for all periods presented to reflect the preferred and common shares issued in the recapitalization. On November 9, 1998, the shareholders approved a 1-for-10 reverse stock split of all common shares outstanding at that date. The accompanying financial statements have also been restated for all periods presented to reflect the stock split on a retroactive basis.

On August 5, 1998, 1,112 shares of Series H preferred stock and 1,461 common shares were issued for services valued at $164,876, or $2.58 per common equivalent share. The value of these services was determined based upon the trading price of the Company's common stock at that date. On September 16, 1998, the Company issued 1,580 shares of Series H preferred stock to third parties for services. The services were valued at $112,109 based upon the trading price of the Company's common shares into which the preferred shares were convertible, or $1.26 per common equivalent share on the date issued.

During 1998, the Company issued 9,428 shares of Series H Preferred stock and 12,546 common shares for notes payable and accrued interest valued at $393,099.

                            ESYNCH CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During September through December 1998, the Company issued 160,002 common shares upon conversion of notes payable and accrued interest valued at $175,001.

On November 9, 1998, the Series H preferred shareholders converted 80,286 shares of Series H preferred stock, pursuant to their terms, into 4,516,088 common shares at the rate of 56.25 common shares for each preferred share converted.

The Company recognized $355,567 of interest expense relating to the beneficial debt conversion features associated with notes payable issued during 1998. The value of the conversion feature was determined based upon the difference between the fair value of the Company's common stock on the dates the notes were issued and the conversion rates. The proceeds received were allocated $355,567 to the beneficial conversion feature and the remainder to the notes. The resulting discount on the notes was recognized as interest expense through the dates the notes were first convertible which were the same dates as the notes were issued.

On November 17, 1998, the Company acquired SoftKat, Inc. in exchange for the issuance of 720,000 common shares and 600,000 redeemable, convertible Series I preferred shares. Up to an additional 720,000 common shares were contingently issuable based upon the difference between the market price of the common stock one year from the date of acquisition and a target price of $3.00 per share. The purchase price, based upon the fair value of the common and preferred stock issued was $2,670,000.

The Series I redeemable preferred stock had a liquidation preference of $1.00 per share. The Company was required to redeem 200,000 shares of the preferred stock at $1.00 per share upon obtaining financing of $1,500,000 or more from any source and to redeem an additional 200,000 shares of preferred stock upon obtaining an additional $3,000,000 in funding. Dividends on the preferred stock were payable prior to and in preference to any declaration or payment of any dividends on the common stock, when, as, and if declared by the Board of Directors. However, there is no stated dividend rate. The preferred stock was convertible, at the option of the holder, into common stock at the lesser of $3.00 per share or the average closing bid price of the common stock over the ten trading days ending on either November 16, 1999 or an earlier date on which the Company receives a second funding of at least $3,000,000 mentioned above. The preferred stock had voting rights equivalent to the number of common shares into which it could be converted and had additional voting rights with respect to approval of any issuance of a senior series of preferred shares. The market price of the common stock was $4.40 per share on November 16, 1999, accordingly, the Company recognized a beneficial conversion feature of $1.40 per share, or $279,999, as a preferred dividend during 1999. On December 9, 1999, the Series I shareholders converted the preferred shares into 199,999 shares of common stock at the rate of $3.00 per share.

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

During 1999 the Company issued 75,000 common shares for cash of $150,000. The Company issued 972,500 shares of common stock for services. The services were valued at $1,699,350 of which $1,685,000 was expensed during the year and $14,350 of which were classified as a prepaid expense for services that had yet to be performed at December 31, 1999.

The Company issued 235,377 shares of common stock for a note receivable of $565,440 with a discount of $79,371 on the note. The note receivable was reduced by off-setting $283,434 of notes payable and services of $202,635. The value of the services was determined based upon the trading price of the Company's common stock on the date of issuance. Also, the Company issued 9,303 shares of common stock valued at $31,526 in settlement of a lawsuit and 17,000 shares for exercise of stock options by shareholders for expenses paid by the shareholders. The amount of the expenses paid was $26,750. The Company converted notes payable and accrued interest valued at $584,227 into 228,322 shares of common stock. The Company also recognized $2,975,309 of compensation expense on stock options issued to employees and non employees during 1999.

                      ESYNCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On April 1, 1999, the Company purchased Kiss for 1,428,134 shares of common stock. The purchase price based on the fair value of the stock issued was $3,965,571. On September 30, 1999, the Company purchased Oxford Media for 450,000 shares of the common stock of the Company. The purchase price based on the fair value of the stock issued was $720,000.

During July 1999, the Company authorized the issuance of 275 shares of Series J Convertible Preferred Stock at $10,000 per share. Dividends are cumulative and accrue at the rate of 7% per annum. The dividends are not required to be paid until conversion or redemption of the shares or an acquisition of the Company. The Company has the option of paying the dividend either in cash or in common shares, based on the conversion price then in effect. The Series J shares have a liquidation preference in the amount of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends. The conversion price of the Series J shares is the lower of $3.50 per share or 80% of the average of the six lowest closing bid prices in the twenty-trading-day period ending on the day before conversion. The Series J shares became convertible into common stock on January 28, 2000 and will automatically be converted into common stock on the third anniversary of the issuance date, subject to extensions from certain events until not more than two years later. For each $1,000,000 invested in Series J, the Company issued 75,000 warrants to purchase shares of common stock. A pro rata number of warrants will be granted for amounts less than $1,000,000. The warrants are exercisable at a price equal to 115% of the closing stock price on the date before the warrants were issued and expire three years from the date of issuance. During 1999, the Company issued 275 Series J preferred shares and 196,875 warrants and had received proceeds of $2,387,500 net of $237,500 of offering costs.

The Company is obligated, at its expense, to register the common stock issuable upon conversion of the Series J preferred shares by February 15, 2000 or the investors will be entitled to a registration payment equal to 2% of the purchase price for the first 30 days the Company is tardy and 3% for every 30-day period thereafter.

The proceeds from the issuance of the Series J Preferred stock and warrants were allocated to the financial instruments based upon their relative fair values. The warrants were valued based upon their fair value determined by use of an option pricing model. The beneficial conversion feature of the preferred stock was determined based upon the difference between the fair value of the Company's common stock on the dates the preferred shares were issued and the conversion rate. The preferred stock was allocated the remainder of the proceeds. The proceeds received were allocated $518,916 to the warrants, $285,714 to the beneficial conversion feature and $1,582,870 to the preferred stock. The resulting discount on the preferred stock over the gross proceeds received of $2,625,000 is being recognized as preferred dividends over the period from the date issued through January 28, 2000, the date they are first convertible. Amortization of the discount of $835,742 was recognized as preferred dividends during the year ended December 31, 1999.

During the fourth quarter 1999, the Company authorized the issuance of 250 shares of Series K convertible preferred stock at $10,000 per share. Dividends are cumulative and accrue at the rate of 7% per annum. The dividends are not required to be paid until conversion or redemption of the shares or an acquisition of the Company. The Company has the option of paying the dividend either in cash or in common shares, based on the conversion price then in effect. The Series K preferred shares have a liquidation preference in the amount of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends upon 30 days notice. The conversion price of the Series K shares is the lower of $3.50 or 80% of the average of the six lowest closing bid prices in the twenty-trading-day period ending on the day before conversion. The Series K shares do not become convertible into common stock until April 29, 2000 and will automatically be converted into common stock on the third anniversary of the issuance date, subject to extensions from certain events until not more than two years later. For each $1,000,000 invested in Series K, the Company will issue 75,000 warrants to purchase shares of common stock. The warrants are exercisable at a price equal to 115% of the closing stock price on the date before the warrants are issued and expire three years from the date of issuance. The Company is obligated, at its expense, to register the common stock issuable upon conversion of the Series K preferred shares within 150 days of the issued date or the investors will be entitled to a registration payment equal to 2% of the purchase price for the first 30 days the Company is tardy and 3% for every 30-day period thereafter.

As of December 31, 1999, the Company had not yet closed the Series K offering, but had received $1,400,000, net of $100,000 of offering costs, under the offering. At December 31, 1999, the proceeds from the issuance of the

                      ESYNCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Series K Preferred stock and warrants were allocated to the financial instruments based upon their relative fair values. The warrants were valued based upon their fair value determined by use of an option pricing model. The beneficial conversion feature of the preferred stock was determined based upon the difference between the fair value of the Company's common stock on the dates the preferred shares were issued and the conversion rate. The proceeds received were allocated $506,666 to the warrants and $893,334 to the beneficial conversion feature. The resulting discount on the preferred stock over its liquidation value of $1,500,000 is being recognized as preferred dividends over the period from the date issued through April 29, 2000, the date they are first convertible. The related preferred dividend recognized during the year ended December 31, 1999 was $0.

Subsequent to December 31, 1999, the Company received an additional $500,000 as a result of the Series K offering. This resulted in a total of 212.5 shares of Series K preferred shares and 150,000 warrants to purchase shares of the Company's common stock. In addition, after the $500,000 were received, the total proceeds from offering were allocated $828,897 to the warrants and $970,103 to the beneficial conversion feature. The resulting discount on the preferred stock over its liquidation value of $2,000,000 will be recognized as preferred dividends over the period from the date the share are issued through the date they are first convertible.

NOTE 10 - FORGIVENESS OF DEBT

The Company negotiated reductions in accounts payable during the year ended December 31, 1998 and paid the negotiated amounts. The amount of the debt forgiveness is $14,423 and has been accounted for as an extraordinary gain. During 1999, the Company negotiated reduction in accounts payable. The amount of the forgiveness during the year ended December 31, 1999 was $35,234.

NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 3,000,000 shares of common stock. Under the 1998 Stock Option Plan, options may be granted to employees and consultants for up to 600,000 common shares. Options were also granted in exchange for options outstanding under stock option plans of Innovus and Kiss in connection with their purchases. The exercise price of each option under the plans and the individual contracts have generally been below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years.

OPTIONS GRANTED TO EMPLOYEES AND CONSULTANTS - A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and changes during the years then ended are presented below:


                                                                   OPTIONS OUTSTANDING
                                                   ----------------------------------------------------
                                                              1999                      1998
                                                   -------------------------  -------------------------
                                                                   WEIGHTED-                 WEIGHTED-
                                                                   AVERAGE                   AVERAGE
                                                                   EXERCISE                  EXERCISE
                                                      SHARES       PRICE        SHARES       PRICE
                                                   ------------   ----------  -----------   ----------
Outstanding at beginning of year.............         1,221,675    $ 1.45               -   $        -
Granted......................................         2,078,187      1.00       1,221,675         1.45
Forfeited....................................          (419,428)     1.05               -            -
Exercised....................................           (17,000)     1.57               -            -
                                                   ------------               -----------
Outstanding at end of year...................         2,863,434      1.18       1,221,675         1.45
                                                   ============               ===========
Options exercisable at end of year...........         2,376,416      1.20         821,675         1.67
                                                   ============               ===========
Weighted-average fair value of
 options granted during year.................      $       1.90               $      0.91
                                                   ============               ===========

                      ESYNCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 1999:


                                          OUTSTANDING                                      EXERCISABLE
                    -------------------------------------------------------   -----------------------------------
                                       WEIGHTED-AVERAGE
     RANGE OF            NUMBER            REMAINING      WEIGHTED-AVERAGE        NUMBER        WEIGHTED-AVERAGE
  EXERCISE PRICES      OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
  ---------------      -----------     ----------------   ----------------      -----------     ----------------
   $ 0.25- 0.50           531,900          8.93years           $ 0.46              531,900           $ 0.46
     1.00- 1.10         2,004,900          7.78                  1.03            1,549,900             1.03
     1.50- 2.00           162,875          1.42                  1.75              162,875             1.75
     2.11- 3.00           153,759          8.02                  2.27              121,741             2.27
    42.50-45.00            10,000          1.50                 43.75               10,000            43.75
                        ---------                                                ---------
   $ 0.25-45.00         2,863,434          7.62                  1.18            2,376,416             1.20
                        =========                                                =========

The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Compensation relating to the options granted to employees is being recognized over the vesting period of the options. Stock-based compensation charged to operations was $1,716,020 and $69,288 for the years ended December 31, 1999 and 1998, respectively. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, net loss and loss per share would have increased to the pro forma amounts indicated below for the years ended December 31, 1999 and 1998:


                                                 YEARS ENDED DECEMBER 31,
                                               ---------------------------
                                                   1999            1998
                                               -----------    ------------
Net Loss
             As reported....................   $(8,677,493)   $ (4,978,342)
             Pro forma......................    (9,952,812)     (5,415,327)

Basic and Diluted Loss per Share
             As reported....................   $    (0.97)    $      (0.91)
             Pro forma......................        (1.24)           (0.99)


The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998; dividend yield of 0% and 0%; expected volatility of 131% and 73%; risk-free interest rate of 4.7% and 5.6% and expected life of the options of 9.87 years and 5.10 years.

OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES - During the year ended December 31, 1999, the Company granted options to third-parties exercisable at $1.25 per share as compensation for services. During September 1999, the Company granted 350,000 warrants to a member of the Board of Directors as compensation for services. The Company granted an additional 100,000 warrants to the same director in October 1999. The warrants are exercisable at $1.00 per share. The options and warrants are exercisable for periods from five to ten years. The options and warrants are summarized as follows:



                                                                        WEIGHTED-AVERAGE
                                                       SHARES            EXERCISE PRICE
                                                     ----------         ----------------
Granted and outstanding at end of year.............     900,000              $ 1.13
                                                     ==========
Warrants exercisable at end of year................     800,000                1.14
                                                     ==========
Weighted-average fair value of
 options granted during period.....................  $     1.57
                                                     ==========

                      ESYNCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about non-employee stock options outstanding at December 31, 1999:


                                          OUTSTANDING                                      EXERCISABLE
                       ----------------------------------------------------    --------------------------------
                                       WEIGHTED-AVERAGE
     RANGE OF            NUMBER            REMAINING       WEIGHTED-AVERAGE      NUMBER        WEIGHTED-AVERAGE
  EXERCISE PRICES      OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
  ---------------      -----------     ----------------    ----------------    -----------     ----------------
      $1.00              450,000            8.16years            $1.00            350,000           $1.00
       1.25              450,000            3.94                  1.25            450,000            1.25
                       -----------                                             -----------
   $1.00-1.25            900,000            7.12                  1.13            800,000            1.14
                       ===========                                             ===========

Compensation from non-employee options and warrants was determined based on the fair value at the grant dates consistent with the method set forth under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The fair value of each option or warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; underlying common stock value - $1.73; expected life of the options - 6.49 years; expected volatility - 129% and risk-free interest rate - 4.7%. Compensation relating to the options and warrants is being recognized over their vesting periods. Stock-based compensation charged to operations for non-employees was $1,259,288 for the year ended December 31, 1999.

NOTE 12 - SUBSEQUENT EVENTS

As described in Note 9, the Company issued 55 Series K preferred shares for gross proceeds of $500,000 on January 31, 2000.

On February 7, 2000, the Company reached an agreement with a third party whereby for certain consideration, the third party accepted as settlement of a lawsuit involving a guarantee of a liability by the Company, 12,000 shares of the Company's common stock and $35,000 in cash. The related expense was recognized during the year ended December 31, 1999.

During February 2000, a shareholder exercised options to purchase shares of the Company's common stock. The shareholder exercised 15,000 options that were exercisable at $1.50 per share. The total proceeds from the exercise of the options was $22,500.

                                  SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ESYNCH CORPORATION


                       By  /s/Thomas Hemingway
                           -------------------
                           Thomas Hemingway
                           Chairman and Chief Executive
                           Officer

                     Date  March 22, 2000


In accordance with the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        By  /s/Thomas Hemingway                    Date  March 22, 2000
            -------------------
            Thomas Hemingway
            Chairman, Director,
            Chief Executive Officer


        By  /s/ David P. Noyes                     Date  March 22, 2000
            ------------------
            David P. Noyes
            Chief Financial Officer


        By  /s/ Donald Watters                     Date  March 22, 2000
            ------------------
            Donald Watters
            Director, President,
            Chief Operating Officer


        By  /s/ T. Richard Hutt                    Date  March 22, 2000
            -------------------
            T. Richard Hutt
            Director, Secretary-
            Treasurer, Vice President


        By  /s/ James H. Budd                      Date  March 22, 2000
            -----------------
            James H. Budd
            Director, Vice President