Form 10QSB
period 2000-03-31
ESYNCH CORP/CA
filed 2000-05-15
CIK 859915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
Yes  X  No
    ---    ---

The number of common shares outstanding at May 12, 2000:  11,309,993

Transitional Small Business Format:    Yes  ( )    No (x)

                                TABLE OF CONTENTS

PART I  Financial Information

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheet as December 31, 1999 and
     March 31, 2000 (Unaudited)

    Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 2000 and 1999 (Unaudited)

    Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2000 and 1999 (Unaudited)

    Notes to Condensed Consolidated Financial Statements
     (Unaudited)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II Other Information

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 6. Exhibits and Reports on Form 8-K


     Signatures

PART I   FINANCIAL INFORMATION

Item I - Financial Statements

                       ESYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                     March 31,     December 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                                    (unaudited)
                                    ASSETS
Current Assets
   Cash ........................................................................   $    496,757    $  1,319,971
   Accounts receivable .........................................................         87,099          19,153
   Inventory ...................................................................         10,000          15,943
   Other receivable ............................................................         24,296          24,296
   Prepaid expenses ............................................................         14,350          21,814
                                                                                   ------------    ------------
      Total Current Assets .....................................................        632,502       1,401,177
                                                                                   ------------    ------------
Property and equipment, net ....................................................        637,138         621,638
Goodwill .......................................................................      3,723,933       4,142,901
Other assets ...................................................................        148,652         156,948
                                                                                   ------------    ------------
      Total Assets .............................................................   $  5,142,225    $  6,322,664
                                                                                   ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable ............................................................   $    362,848    $    443,164
   Accrued liabilities .........................................................        582,253         831,167
   Accrued preacquisition liabilities ..........................................      1,293,594       1,293,594
   Notes payable - current portion .............................................         33,292          31,250
   Preferred dividends payable .................................................        144,132          62,324
                                                                                   ------------    ------------
      Total Current Liabilities ................................................      2,416,119       2,661,499

Notes Payable - Long-term ......................................................         77,150          77,150

Stockholders' Equity
   Preferred stock - $0.001 par value; 400,000 shares
    authorized .................................................................
   Redeemable Preferred Stock - Series J, $0.001 par value
    275 shares authorized: 275 shares issued and outstanding;
    liquidation preference - $2,750,000 ........................................      2,625,000       2,418,612

   Redeemable Preferred Stock - Series K, $0.001 par value; 250 shares authorized; 212.5 and 157.5 shares issued and outstanding; liquidation preference - $2,125,000
    and $1,575,000 .............................................................      1,474,579            --

   Common stock - $0.001 par value; 50,000,000 shares authorized; 11,309,993 and
    10,505,464 shares issued
    and outstanding ............................................................         11,310          10,506
    Additional paid-in capital .................................................     17,651,566      17,044,450
   Unearned compensation .......................................................       (354,507)       (382,741)
   Accumulated deficit .........................................................    (18,758,992)    (15,506,812)
                                                                                   ------------    ------------
      Total Stockholders' Equity ...............................................      2,648,956       3,584,015
                                                                                   ------------    ------------
Total Liabilities and Stockholders' Equity .....................................   $  5,142,225    $  6,322,664
                                                                                   ============    ============


See the accompanying notes to the condensed consolidated financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For the Three Months
                                                 Ended March 31,
                                          ----------------------------
                                              2000            1999
                                          ------------    ------------
Revenues ..............................   $    196,548    $    408,850

Costs of products sold ................   $     11,243    $    279,697
                                          ------------    ------------
    Gross Profit ......................   $    185,305    $    129,153

Operating and Other Expenses
  General and administrative ..........      1,167,650         718,998
  Stock based compensation ............         83,654
  Amortization of goodwill ............        418,768
  Interest ............................          4,638          30,617
                                          ------------    ------------
    Total Operating and Other Expenses       1,674,710         749,615
                                          ------------    ------------
Net Loss ..............................     (1,489,405)       (620,462)

Preferred Dividend ....................      1,762,775            --
                                          ------------    ------------
Loss Applicable to Common Shares ......   $ (3,252,180)   $   (620,462)
                                          ============    ============

Basic and Diluted Operating Loss Per
 Common Share .........................   $      (0.14)   $      (0.09)

Basic and Diluted Loss Applicable
 Per Common Share .....................   $      (0.30)   $      (0.09)
                                          ============    ============
Weighted average number of
 common shares used in per
 share calculation ....................     10,727,096       7,234,295
                                          ============    ============


See the accompanying notes to the condensed consolidated financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                 -------------------------
                                                                                      2000         1999
                                                                                 -------------  ------------
Cash Flows from Operating Activities
   Net loss ..................................................................   $(1,489,405)   $  (620,462)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ..........................................        67,803          9,225
      Amortization of goodwill ...............................................       418,768
      Stock issued for services ..............................................        33,000        649,425
      Stock issued for settlement of lawsuit .................................        97,000
      Stock Based Compensation ...............................................        83,654
   Changes in operating assets and liabilities net of
   the effects of the acquisitions
      Accounts receivable ....................................................       (67,946)
      Inventory ..............................................................         5,943
      Prepaid expenses .......................................................         7,464       (290,497)
      Other assets ...........................................................           (37)       (60,030)
      Accounts payable .......................................................       (80,316)        16,220
      Accrued liabilities ....................................................      (248,914)        76,320
      Other liabilities ......................................................         2,042          5,218
                                                                                 -----------    -----------
     Net Cash Used in Operating Activities ...................................    (1,170,944)      (214,581)
                                                                                 -----------    -----------
Cash Flows From Investing Activities
   Acquisition of property and equipment .....................................       (74,770)        (6,225)
   Other receivable ..........................................................          --          (50,000)
                                                                                 -----------    -----------
     Net Cash Used in Investing Activities ...................................       (74,770)       (56,225)
                                                                                 -----------    -----------
Cash Flows From Financing Activities
   Stock issued for cash .....................................................        22,500
   Proceeds from issuance of Preferred Shares ................................       400,000
   Cash received on notes receivable issued for
    common stock .............................................................          --           71,433
   Proceeds from borrowing ...................................................          --          359,500
   Payments on notes payable .................................................          --         (150,000)
                                                                                 -----------    -----------
      Net Cash Provided by Financing Activities ..............................       422,500        280,933
                                                                                 -----------    -----------
Net Increase (Decrease) in Cash ..............................................      (823,214)        10,127
Cash at Beginning of Period ..................................................     1,319,971          1,413
                                                                                 -----------    -----------
Cash at End of Period ........................................................   $   496,757    $    11,540
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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND NATURE OF OPERATIONS -

eSynch Corporation ("eSynch") resulted from a shareholder action that renamed Innovus Corporation to eSynch on November 9, 1998. A predecessor company, Intermark Corporation ("Intermark") was incorporated under the laws of the State of California in October 1995. On August 5, 1998, Intermark was reorganized into Innovus Corporation, a publicly-held shell corporation, incorporated in 1994. In November 1998, eSynch acquired SoftKat Inc. ("SoftKat"). In May 1999, SoftKat was sold to a third-party. On April 1, 1999, eSynch acquired Kiss Software Corporation ("Kissco") and on September 20, 1999, eSynch acquired Oxford Media Corporation ("Oxford").

The primary activities of eSynch, the consolidated company, have consisted of raising capital, acquiring Innovus Corporation, SoftKat Inc., Kissco and Oxford, developing and marketing video-on-demand services and video streaming through the internet, and software sales through the internet.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eSynch for all periods presented, the accounts of Kissco and Oxford from the dates of their acquisitions on April 1, 1999 and September 30, 1999, respectively. These entities are collectively referred to as "eSynch" or the "Company". All inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM UNAUDITED FINANCIAL INFORMATION - The accompanying condensed financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included and consist only of normal recurring adjustments except as disclosed herein. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 2000.

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB dated December 31, 1999.

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at December 31, 1999 in the amount of $15,506,812 and at the March 31, 2000 in the amount of $18,758,922. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CONCENTRATION OF RISK AND MAJOR CUSTOMERS - The Company operates exclusively in the software industry, accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. Sales to any major customer in 2000 and 1999 were not significant.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, accounts payable, notes payable, and liabilities relating to assets to be sold are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. 3,280,868 and 1,351,800 potentially issuable common shares outstanding at March 31, 2000 and 1999 were excluded from the calculation of diluted loss per share for the quarters ended March 31, 2000 and 1999, as they would have decreased the loss per share, respectively.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when shipped except for hard goods sales sold through distributors which is recognized upon receipt of payment.

NOTE 2--ACCRUED LIABILITIES

Included in accrued preacquisition liabilities are $612,170 in obligations to state and the federal governments for payroll taxes from previous years and estimated interest and penalties owing on such tax obligations. The account also includes liabilities assumed in the acquisition of Innovus.

NOTE 3--COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS - On August 27, 1999, the Company signed a consulting agreement with a shareholder. Under the agreement, the consultant is to receive 20,000 shares of the common stock of the Company per quarter and $2,500 per month. The term of the agreement is for one year.

LITIGATION -

eSynch and Subsidiaries

We are involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.

SoftKat

We acquired SoftKat, Inc. ("SoftKat") in November 1998 and sold SoftKat in May 1999.

Although we sold SoftKat, various claims were asserted against us for alleged liabilities or obligations of SoftKat based upon the theory of successor liability or alter ego. The Company prevailed in eight suits which have been settled or dismissed. Other claims may be asserted against us by creditors of SoftKat, Inc., but we are unaware of any pending claims at this time. The following represents the only remaining lawsuit regarding SoftKat to which the Company is a party:

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

eSynch Corporation

The Company is a defendant in a lawsuit filed by a third-party claiming damages for a breach of an oral agreement and for unpaid principal on a promissory note. Due to the uncertainty of the claim at December 31, 1999, no provision for possible loss from this proceeding has been accrued in the accompanying financial statements. During March 2000, a settlement was reached whereby the Company agreed to pay the third party $38,000 in cash and in turn, the third party will return approximately 70,000 shares of common stock to the Company which will be accounted for upon the execution of the settlement.

NOTE 4--STOCKHOLDERS' EQUITY

During the fourth quarter 1999, the Company authorized the issuance of 250 shares of Series K convertible preferred stock at $10,000 per share. As of December 31, 1999, the Company had received $1,400,000, net of $100,000 of offering costs, under the offering. On January 31, 2000, the Company received an additional $500,000 as a result of the Series K offering resulting in a total of
212.5 shares of Series K preferred shares and 150,000 warrants to purchase shares of the Company's common stock. In addition, after the $500,000 were received, the total proceeds from offering were allocated $828,897 to the warrants and $970,103 to the beneficial conversion feature. The resulting discount on the preferred stock over its liquidation value of $2,000,000 will be recognized as preferred dividends over the period from the date the shares are issued through the date they are first convertible.

On March 27, 2000, certain executive Officers and Directors exercised stock options and warrants for 805,700 shares of the Company's common stock in a "cashless exercise" transaction resulting in the issuance of a total of 757,530 shares of stock.

The Company also issued Common Stock as follows: 20,000 shares for services in the amount of $33,000; 15,000 shares upon conversion of warrants for which the Company received $22,500; and 12,000 shares in the amount of $97,000 upon the settlement of a lawsuit.

NOTE 5--STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 3,000,000 shares of common stock. The exercise price of each option under the plan and the individual contracts have generally been below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years. No options were granted in the three months ended March 31, 2000.

OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES - During the three months ended March 31, 2000, the Company issued 37,500 of the total 150,000 warrants as part of the Series K convertible preferred offering described in Note 4 above. The Company granted no options to non-employees during the three month period.

NOTE 6--SUBSEQUENT EVENTS

On April 19, 2000, the Company entered into a licensing agreement with a related party to license two patents for certain royalties and contingently issuable warrants. The patents relate to the broadcast, playback and limited use capability of Internet streaming media and video. The licensing agreement gives the Company the exclusive rights to the use of the patents until January 1, 2002, after which time, the licensing agreement becomes non-exclusive. As consideration for the licensing agreement, the Company issued 950,000 fully paid warrants to purchase shares of common stock. The warrants will be held in escrow until January 1, 2001 at which time the warrants will be released from escrow and will be exercisable. The Company may at any time before January 1, 2001 cancel the licensing agreement. In the case the licensing agreement is cancelled, the warrants will be returned to the Company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 1999 found in the Company's Form 10-KSB dated March 24, 2000.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at March 31, 2000 in the amount of $1,158,310.

Results of Operations

During the quarter ended March 31, 2000, net sales were $196,548, compared to $408,850 for the comparable period of the prior year. The sales amount for 1999 included sales for SoftKat in the amount of $373,011.
These sales did not continue as SoftKat was sold May 25, 1999.

The costs of products sold in the quarters March 31, 2000 and 1999 were $11,243 and $279,697, respectively. The decrease is attributable to the discontinuance of SoftKat sales and the refocusing of the Kissco business from hard goods to electronic distribution.

Operating loss for the quarter ended March 31, 2000 was $1,489,405 compared to an operating loss of $620,462 for the quarter ended March 31, 1999. The increased operating loss was related to the continuing expansion of eSynch into the video-on-demand business and reflects the operations of Kissco and Oxford acquired during 1999.

The Company incurred $4,638 and $30,617 in net interest expense during the quarters ended March 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

At March 31, 2000 the Company had $496,757 of cash and a deficit in working capital (current liabilities in excess of current assets) of $1,783,617.

The Company has been relying upon the issuance of preferred stock to fund continuing operations. During the last 12 months, the Company issued 487.5 shares of Convertible Preferred Stock plus warrants to purchase shares of Common Stock in exchange for an investment of $4,625,000.

The Company estimates that during the quarter it was using approximately $275,000 more cash each month than was generated by operations.

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

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

Although Softkat has been sold there may be asserted and unasserted claims against Softkat or the Company. The Company is aware of several other creditors of Softkat, Inc., which have claims against Softkat for amounts owed based on good and/or services provided to Softkat. In most cases, we do not know the identity of these creditors, the amounts that they claim are due and owing or the circumstances of their claims. Some of the claims against Softkat have been asserted either in pending litigation or threatened litigation.

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

The Company is a defendant in a lawsuit filed by a third party claiming damages for a breach of an investment banking agreement. As damages, the third party is seeking 250,000 warrants to purchase shares of common stock of the Company. The Company intends to vigorously defend the claim and believes that the third party has never performed according to the terms of the agreement.

Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the quarter ended March 31, 2000 without registration under the Securities Act of 1933:

      (i)   The Company issued 55 shares of Series K Preferred Stock for
            $500,000.

      (ii) The Company issued warrants to purchase 37,500 shares of the Company's common stock at a price equal to approximately $12.63.

      (iii) The Company issued 20,000 shares of Common Stock for services.

      (iv) The Company issued 15,000 shares of Common Stock upon the conversion of warrants.

      (v) The Company issued 12,000 shares of Common Stock in settlement of a legal proceeding.

The Company believes the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

(b) The following registration statements were filed by the Company during the quarter ended March 31, 2000.

      (i) On January 18, 2000 and February 15, 2000, the Company filed Amendments 1 and 2, respectively, to the Form SB-2 Registration Statement originally filed on November 29, 1999, related to the registration of common stock of the Company as required by terms of the Series J Convertible Preferred Stock Purchase Agreement dated July 22, 1999. As of March 31, 2000, the registration was not effective.

      (ii) On February 29, 2000, the Company filed a Form SB-2 Registration Statement related to the registration of common stock of the Company as required by terms of the Series K Convertible Preferred Stock Purchase Agreement dated December 30, 1999. As of March 31, 2000, the registration was not effective.

      (iii) On March 27, 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering a Reoffer Prospectus associated with certain Stock Option Agreements, Warrants, and Consulting Agreements. Certain executive Officers and Directors plus two unrelated parties are named as Selling Stockholders. The Company registered 505,700 shares, 300,000 shares and 18,000 shares related to Stock Options, Warrants, and Consulting Agreements, respectively. The Company issued 757,530 shares of Common Stock upon the exercise of stock options and warrants registered there under. See NOTE 4--STOCKHOLDERS' EQUITY.


Item 6 - Exhibits and Reports on Form 8-K

None.

(a) Exhibits.

Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.


       EXHIBIT NO.    DESCRIPTION OF EXHIBIT
       -----------    ----------------------
         2.9(1)       Agreement of Purchase and Sale of Stock dated as of May
                      25, 1999 between the Registrant and Kilburn Consultants,
                      Inc., an Isle of Man corporation.

         4.20(2)      Certificate of Designation of Relative Rights and
                      Preferences of Series K Preferred Stock

         10.14(2) Series K Convertible Preferred Stock Purchase Agreement dated as of December 30, 1999 among the Registrant and the Purchasers named therein

         10.15(2)     Registration Rights Agreement dated as of December 30,
                      1999 among the Registrant and the Purchasers named therein

         10.16(2)     Form of Warrant to Purchase Shares of Common Stock of the
                      Registrant dated as of December 30, 1999 issued by the Registrant in the following respective amounts:

                                                                       Approximate
                      Exp.                                              Exercise
                      Date      Amount      Holder                        Price
                      --------  --------    --------------------------  ---------
                      01/31/03   37,500     Aqua Wellington Small Cap
                                              Value Fund Limited          $12.36
                      12/31/02   45,000     Dandee, Ltd.                  $ 6.47
                      12/31/02   22,500     Lightline Limited             $ 6.47
                      12/31/02   22,500     Roseworth Group Limited       $ 6.47
                      12/31/02   22,500     Tonga Partners, L.P.          $ 6.47
                      12/31/02    5,625     Intercoastal Financial
                                              Services Corp.              $ 6.47
                      01/31/03    3,750     Intercoastal Financial
                                              Services Corp.              $12.36

         27           Financial Data Schedule


(1) Incorporated by reference to the same number Exhibit to the Form 8-K filed February 8, 2000 by the Company with the Securities and Exchange Commission

(2) Incorporated by reference to the same number Exhibit to the Form 8-K filed February 15, 2000 by the Company with the Securities and Exchange Commission


Reports on Form 8-K

During the period covered by this report the Company filed the following reports on Form 8-K:

On January 27, 2000, reporting the acquisition of SoftKat, Inc., including financial statements, as of November 17, 1998.

On February 8, 2000, reporting the sale of SoftKat, Inc. as of May 25, 1999.

On February 15, 2000, reporting that on December 30, 1999 the Company agreed to sell 200 shares of Series K Convertible Preferred Stock and Warrants to purchase 150,000 shares of Common Stock in exchange for cash in the amount of $2,000,000. Pursuant to that agreement, the Registrant sold 200 shares of Series K Preferred Stock and Warrants to purchase 150,000 shares of Common Stock for cash in the amount of $2,000,000.



                           SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: May 12, 2000


         eSynch Corporation


         By:  /s/ Thomas Hemingway
              --------------------------------------
              Thomas Hemingway, Chief Executive Officer
              (Authorized Officer)

         By:  /s/ David P. Noyes
              -------------------------------------
              David P. Noyes, Chief Financial Officer