Form 10QSB
period 2000-06-30
ESYNCH CORP/CA
filed 2000-08-14
CIK 859915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

The number of common shares outstanding at August 11, 2000:  13,l78,498

Transitional Small Business Format:    Yes  (  )    No (x)

                       TABLE OF CONTENTS

PART I  Financial Information

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999 (Unaudited)

    Condensed Consolidated Statements of Operations for the
     Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

    Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2000 and 1999 (Unaudited)

    Notes to Condensed Consolidated Financial Statements
     (Unaudited)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II Other Information

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 6. Exhibits and Reports on Form 8-K

     Signatures

                       ESYNCH CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                       June 30,    December 31,
                                                                         2000         1999
                                                                     -----------   -----------

                                      ASSETS

Current Assets

    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    54,562   $ 1,319,971
    Accounts receivable  . . . . . . . . . . . . . . . . . . . . .       124,494        19,153
    Notes receivable . . . . . . . . . . . . . . . . . . . . . . .       250,000           -
    Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . .        10,000        15,943
    Other receivable . . . . . . . . . . . . . . . . . . . . . . .        44,296        24,296
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .       165,000        21,814
                                                                     -----------   -----------
        Total Current Assets . . . . . . . . . . . . . . . . . . .       648,352     1,401,177

Property and equipment, net of accumulated depreciation  . . . . .       706,590       621,638
Goodwill, net of accumulated amortization  . . . . . . . . . . . .     3,305,166     4,142,901
Other assets, net of accumulated amortization  . . . . . . . . . .       158,215       156,948
                                                                     -----------   -----------
     Total Assets  . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,818,323   $ 6,322,664
                                                                     ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .   $   706,237   $   443,164
    Accrued liabilities  . . . . . . . . . . . . . . . . . . . . .       465,393       831,167
    Accrued preacquisition liability . . . . . . . . . . . . . . .     1,293,594     1,293,594
    Notes payable - current portion  . . . . . . . . . . . . . . .       603,292        31,250
    Preferred dividends payable  . . . . . . . . . . . . . . . . .       159,691        62,324
                                                                     -----------   -----------
        Total Current Liabilities  . . . . . . . . . . . . . . . .     3,228,207     2,661,499

Notes payable - long term  . . . . . . . . . . . . . . . . . . . .        77,150        77,150
                                                                     -----------   -----------
    Total Liabilities  . . . . . . . . . . . . . . . . . . . . . .     3,305,357     2,738,649

Stockholders' Equity

    Preferred Stock - $0.001 par value; 400,000 shares authorized

    Redeemable Preferred Stock - Series J, $0.001 par value; 275 shares authorized; 175.5 and 275 shares issued and outstanding; liquidation
      preference $1,755,000 and $2,750,000 . . . . . . . . . . . .     1,630,000     2,418,612
   Redeemable Preferred Stock - Series K, $0.001 par value;
      250 shares authorized; 87.5 and 157.5 shares issued and outstanding;
      liquidation preference $875,000 and $1,575,000 . . . . . . .       750,000           -
   Common stock - $0.001 par value; 50,000,000 shares
      authorized; 12,493,168 and 10,505,464 shares issued
      and outstanding . . . . . . . . . . . . . . . . . . .  . . .        12,493        10,506
    Additional paid-in capital . . . . . . . . . . . . . . . . . .    20,397,201    17,044,450
    Deferred compensation  . . . . . . . . . . . . . . . . . . . .      (295,111)     (382,741)
    Retained earnings  . . . . . . . . . . . . . . . . . . . . . .   (20,981,617)  (15,506,812)
                                                                     -----------   -----------
        Total Shareholders' Equity . . . . . . . . . . . . . . . .     1,512,966     3,584,015
                                                                     -----------   -----------
    Total Liabilities and Stockholders' Equity . . . . . . . . . .   $ 4,818,323   $ 6,322,664
                                                                     ===========   ===========

See the accompanying notes to the condensed consolidated financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 For the Three Months       For the Six Months
                                                    Ended June 30,            Ended June 30,
                                              ------------------------  ------------------------
                                                  2000         1999         2000         1999
                                              -----------  -----------  -----------  -----------
Revenues

    Revenue . . . . . . . . . . . . . . . .   $   336,546  $   252,882  $   533,094  $   661,732
    Cost of products sold . . . . . . . . .        41,568       88,726       52,811      368,423
                                              -----------  -----------  -----------  -----------
        Gross Profit  . . . . . . . . . . .       294,978      164,156      480,283      293,309
                                              -----------  -----------  -----------  -----------

Operating and Other Expenses

    General and administrative  . . . . . .     1,037,136      946,049    2,090,887    1,217,331
    Research and development  . . . . . . .       169,940                   240,839
    Stock issued for services . . . . . . .        59,396      866,210      143,050    1,313,926
    Stock based compensation  . . . . . . .       231,000    1,817,347      264,000    1,817,347
    Amortization of goodwill  . . . . . . .       418,767      406,878      837,535      406,878
    Interest expense  . . . . . . . . . . .         5,766       15,012       10,404       45,629
                                              -----------  -----------  -----------  -----------
        Total Operating and Other Expenses      1,922,005    4,051,496    3,586,715    4,801,111
                                              -----------  -----------  -----------  -----------
Net Loss. . . . . . . . . . . . . . . . . .    (1,627,027)  (3,887,340)  (3,106,432)  (4,507,802)

Preferred Dividend  . . . . . . . . . . . .       605,598          -      2,368,373          -
                                              -----------  -----------  -----------  -----------
Loss Applicable to Common Shares  . . . . .   $(2,232,625) $(3,887,340) $(5,474,805) $(4,507,802)
                                              ===========  ===========  ===========  ===========

Basic and Diluted Operating Loss per
    Common Share  . . . . . . . . . . . . .   $     (0.14) $     (0.46) $     (0.28) $     (0.57)

Basic and Diluted Loss per
    Common Share  . . . . . . . . . . . . .   $     (0.19) $     (0.46) $     (0.49) $     (0.57)

Weighted average number of common
    shares used in per share calculations .    11,605,787    8,540,099   11,145,934    7,950,691


See the accompanying notes to the condensed consolidated financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                         For the Six Months
                                                                           Ended June 30,

                                                                     -------------------------
                                                                        2000         1999
                                                                     -----------   -----------
Cash Flows from Operating Activities

  Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(3,106,432)  $(4,507,802)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

      Depreciation and amortization  . . . . . . . . . . . . . . .       136,332        18,448
      Amortization of goodwill . . . . . . . . . . . . . . . . . .       837,535
      Stock Issued for services  . . . . . . . . . . . . . . . . .       264,000     1,507,106
      Stock issued for settlement of lawsuit . . . . . . . . . . .        97,000
      Stock based compensation . . . . . . . . . . . . . . . . . .       143,050     1,850,997

  Changes in operating assets and liabilities:

      Accounts receivable  . . . . . . . . . . . . . . . . . . . .      (105,341)
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .         5,943
      Other receivables  . . . . . . . . . . . . . . . . . . . . .       (20,000)
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        21,814      (119,791)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . .       263,076       654,299
      Accrued liabilities  . . . . . . . . . . . . . . . . . . . .      (365,774)      478,719

                                                                     -----------   -----------
          Net Cash Used in Operating Assets  . . . . . . . . . . .    (1,828,797)     (118,024)

Cash Flows From Investing Activities

  Acquisition of property and equipment  . . . . . . . . . . . . .      (204,619)      (36,045)
  Note receivable  . . . . . . . . . . . . . . . . . . . . . . . .      (250,000)      (13,625)
  Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .       (17,535)      (70,807)
                                                                     -----------   -----------
          Net Cash Used in Investing Activities  . . . . . . . . .      (472,154)     (120,477)

Cash Flows From Financing Activities

  Stock issued for cash  . . . . . . . . . . . . . . . . . . . . .        63,500
  Proceeds from issuance of Preferred shares . . . . . . . . . . .       400,000
  Cash received from notes receivable  . . . . . . . . . . . . . .                     221,433
  Proceeds from borrowing  . . . . . . . . . . . . . . . . . . . .       572,042       359,500
  Payments on notes payable  . . . . . . . . . . . . . . . . . . .                    (309,298)
                                                                     -----------   -----------
          Net Cash Provided by Financing Activities  . . . . . . .     1,035,542       271,635
                                                                     -----------   -----------

Net Increase (Decrease) in Cash  . . . . . . . . . . . . . . . . .    (1,265,409)       33,134

Cash at Beginning of Period . .  . . . . . . . . . . . . . . . . .     1,319,971         1,413
                                                                     -----------   -----------

Cash at End of Period . . . . .  . . . . . . . . . . . . . . . . .   $    54,562   $    34,547
                                                                     ===========   ===========


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

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at December 31, 1999 in the amount of $15,506,812 and at the June 30, 2000 in the amount of $20,981,617. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. 3,760,839 and 3,791,120 potentially issuable common shares outstanding at June 30, 2000 and 1999 were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2000 and 1999, as they would have decreased the loss per share, respectively.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when shipped except for hard goods sold through distributors which is recognized upon receipt of payment.

NOTE 2--ACCRUED LIABILITIES

The preacquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark. No claims have been made against for these items during the six months ended June 30, 2000.

NOTE 3--NOTES PAYABLE

Notes payable - current portion includes $570,000 loaned to the Company by an officer-director and a director during the quarter ended June 30, 2000.

NOTE 4--COMMITMENTS AND CONTINGENCIES

PENDING ACQUISITION - On June 14, 2000, the Company signed a Letter of Intent to acquire eLiberation.com Corporation. In June, 2000, the Company advanced $250,000 to eLiberation.com under a short-term, secured note due August 31, 2000.

MAJOR AGREEMENTS - On June 22, 2000, the Company entered into two agreements with NBC Quokka Ventures, LLC., related to NBCOlympics.com web site. The agreements cover the licensing of a custom version of the Company's ChoiceCaster product, branding and recognition commitments on and sponsorship of the web site, and certain other services to be provided by the Company.

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

On May 18, 1999, Frank Grange filed a complaint against us in the Sonoma County Superior Court, State of California. The complaint alleges that we owe $84,801.40 for damages resulting from a lease between that plaintiff and SoftKat, Inc., and a judgment obtained against SoftKat for unpaid rent, based on a theory of successor liability. We have filed an answer denying that we are obligated to pay any of these claims, and we intend to vigorously oppose any attempt to impose successor liability. A trial date has been set for October, 2000.

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

In September, 1999, a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. The Company has filed a motion to dismiss for lack of personal jurisdiction. The Federal District Court has remanded the case to a state court in Maryland to rule on the motion to dismiss. The state court denied the motion and we have filed an answer with the court.

eSynch Corporation

The Company was named as a defendant in a lawsuit filed by a third-party claiming damages for a breach of an oral agreement and for unpaid principal on a promissory note. During the three months ended June 30, 2000, the original complaint and our cross-complaint were dismissed without cost to the Company.

NOTE 5--STOCKHOLDERS' EQUITY

On March 27, 2000, certain executive Officers and Directors exercised stock options and warrants for 805,700 shares of the Company's common stock in a "cashless exercise" transaction resulting in the issuance of a total of 757,530 shares of stock.

During the three months ended June 30, 2000, holders of Series J Convertible Preferred Stock converted a total of 99.5 preferred shares valued at $995,000 and received 292,972 common shares including accrued dividends in the amount of $30,419. During the period, holders of Series K Convertible Preferred Stock converted a total of 125 preferred shares valued at $1,250,000 and received 366,919 common shares including accrued dividends in the amount of $34,230.

In June, 2000, a director exercised warrants for 450,000 shares of the Company's common stock in a "cashless exercise" transaction resulting in the issuance of a total of 417,857 shares of stock.

During the quarter ended June 30, 2000, the Company also issued Common Stock as follows: 86,000 shares for services in the amount of $404,000 of which $231,000 was charged to stock issued for services expense with the balance of $165,000 to be expensed in the period of performance of the services; and 19,427 shares upon exercise of options for $41,000 which was applied to an accounts payable balance of equal amount.

In July, 2000, an officer and director of the Company exercised stock options for 340,200 shares of the Company's common stock in a "cashless exercise" transaction resulting in the issuance of 300,000 shares of stock.

In July 2000, the Company issued 60,000 shares of common stock under a consulting agreement.

In August, 2000, the company issued 325,330 shares of Common Stock for the exercise of warrants and issuance of new Common Stock in the amount of $664,910.

NOTE 6--STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 3,000,000 shares of common stock. In limited cases, the exercise price of options granted under the plan and some individual contracts may be below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years. No options were granted in the three months ended June 30, 2000. In July, 2000, 2,160,000 options at $3.63 per share were issued under the plan to officers, directors and employees of the Company.

OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES - During the three months ended June 30, 2000, the Company issued options under a consulting agreement for 150,000 shares of common stock at $7.50 per share, vesting quarterly over a year. In July, 2000, the Company issued warrants for 200,000 shares at prices from $6.50 per share to $9.50 per share.

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 1999, the Company issued 235,377 shares for a note receivable in the amount of $565,440. During the period, the Company evaluated the value of the note receivable and wrote down the value of the receivable $79,884. Two of the note holders of the Company converted $82,000 of notes payable into 36,312 shares of common stock.

During the six months ended June 30, 2000, the Company amortized the discounts of the Series J and Series K Preferred stock. The amount of the amortization was $2,206,388. The Company converted $995,000 of Series J Preferred stock and $1,250,000 of Series K Preferred stock into common stock. The Company accrued $162,185 of dividends on the preferred stock and converted $64,648 of that dividend into shares of common stock. In addition, the Company issued $165,000 shares of common stock for services that have yet to be performed. The amount has been classified as a prepaid expense.

NOTE 8--SUBSEQUENT EVENTS

In July, 2000, the Company entered into an equipment lease in the amount of $200,000.

In July, 2000, the Company entered into an agreement with a financial relations and direct marketing advertising firm to assist the Company with its investor relations for which compensation will be common stock and stock options.

On July 26, 2000, the Company filed on SEC Form 8-K reporting that on November 15, 1999, following the annual meeting of stockholders, the Company's Board of Directors adopted Bylaws, which amend and restate the prior Bylaws of the Registrant in their entirety.

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at June 30, 2000 in the amount of $1,867,201.

Results of Operations

During the quarters and six months ended June 30, 2000, net sales were $336,546 and $533,094, compared to $252,882 and $661,732 for the comparable periods of the prior year. The sales amounts for 1999 included sales for SoftKat in the amount of $104,000 and $477,011. These sales did not continue as SoftKat was sold May 25, 1999.

The costs of products sold in the quarter and six months ended June 30, 2000 were $41,568 and $52,811, compared to $88,726 and $368,423 for the comparable periods of the prior year. The decrease is attributable to the discontinuance of SoftKat sales and the refocusing of the Kissco business from hard goods to electronic distribution.

Operating losses for the quarter and six months ended June 30, 2000 were $1,627,027 and $3,106,432 compared to an operating losses of $3,887,340 and $4,507,802 for the comparable periods of the prior year. The improvement in operating results reflects the continuing expansion of eSynch into the video-on-demand business and the integration of Kissco and Oxford acquired during 1999.

The Company incurred net interest expense of $5,766 and $10,404 during the quarter and six months ended June 30, 2000, compared to $15,012 and $45,629 for the comparable periods of the prior year

Liquidity and Capital Resources

At June 30, 2000, the Company had $54,562 of cash and a deficit in working capital (current liabilities in excess of current assets) of $2,579,855.

The Company has been relying upon the issuance of preferred stock and short term notes to fund continuing operations. During the quarter ended June 30, 2000, officers and directors loaned the company $570,000 and a third-party exercised an option for 19,427 common shares totaling $41,000 which was applied against an outstanding accounts payable balance of the same amount. During the last 12 months, the Company issued 487.5 shares of Convertible Preferred Stock plus warrants to purchase shares of Common Stock in exchange for an investment of $4,625,000.

Subsequent to June 30, 2000, shareholders exercised warrants and purchased common shares in the aggregate amount of 325,330 shares for which the Company received $644,910.

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

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

Although Softkat was sold in May 1999, there may be asserted and unasserted claims against Softkat or the Company. The Company is aware of several other creditors of Softkat, Inc., which have claims against Softkat for amounts owed based on good and/or services provided to Softkat. In most cases, we do not know the identity of these creditors, the amounts that they claim are due and owing or the circumstances of their claims. Some of the claims against Softkat have been asserted either in pending litigation or threatened litigation.

The Company is a defendant in a lawsuit filed by a third party claiming damages for a breach of an investment banking agreement. As damages, the third party is seeking 250,000 warrants to purchase shares of common stock of the Company. The Company intends to vigorously defend the claim and believes that the third party has never performed according to the terms of the agreement.

Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the quarter ended June 30, 2000 without registration under the Securities Act of 1933:

    (i) The Company issued 86,000 shares of Common Stock for services.
   (ii) The Company issued 417,857 shares of Common Stock upon the conversion of warrants.

The Company believes the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

(b) The following registration statements were filed by the Company during the quarter ended June 30, 2000.

    (i) On January 18, 2000, February 15, 2000 and April 3, 2000, the Company filed Amendments 1, 2 and 3, respectively, to the Form SB-2 Registration Statement originally filed on November 29, 1999, related to the registration of common stock of the Company as required by terms of the Series J Convertible Preferred Stock Purchase Agreement dated July 22, 1999. The registration became effective on April 7,2000.

   (ii) On April 28, 2000, the Company filed Amendment 1 to the Form SB-2 Registration Statement originally filed on February 29, 2000, related to the registration of common stock of the Company as required by terms of the Series K Convertible Preferred Stock Purchase Agreement dated December 30, 1999. The registration became effective on May 10, 2000.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits.

Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.


  EXHIBIT NO.     DESCRIPTION OF EXHIBIT
  -----------     ----------------------
   3.3(1)         Bylaws
   27             Financial Data Schedule


(1) Incorporated by reference to the same number Exhibit to the Form 8-K filed July 26, 2000 by the Company with the Securities and Exchange Commission

(b) Reports on Form 8-K

During the period covered by this report the Company filed the following reports on Form 8-K:

none

                           SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Date: August 11, 2000

           eSynch Corporation

           By:  /s/ Thomas Hemingway
                --------------------------------------
                Thomas Hemingway, Chief Executive Officer
                (Authorized Officer)

           By:  /s/ David P. Noyes
                -------------------------------------
                David P. Noyes, Chief Financial Officer