Form 10-Q
period 2000-09-30
ESYNCH CORP/CA
filed 2000-11-20
CIK 859915

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 0-26790

                             eSynch Corporation
                   --------------------------------------
      (Exact name of small business issuer as specified in its charter)

                     DELAWARE                         87-0461856
            ------------------------------         -------------------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
at November 17, 2000: 14,294,427

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       TABLE OF CONTENTS

PART I  Financial Information

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999 (Unaudited)

    Condensed Consolidated Statements of Operations for the
     Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

    Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 2000 and 1999 (Unaudited)

    Notes to Condensed Consolidated Financial Statements
     (Unaudited)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II Other Information

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 6. Exhibits and Reports on Form 8-K

     Signatures

                       ESYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                    September 30,  December 31,
                                                                        2000          1999
                                                                     -----------   -----------
                                ASSETS
Current Assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   676,132   $ 1,319,971
    Accounts receivable  . . . . . . . . . . . . . . . . . . . . .       149,692        19,153
    Notes receivable . . . . . . . . . . . . . . . . . . . . . . .       292,000           -
    Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . .        10,000        15,943
    Other receivable . . . . . . . . . . . . . . . . . . . . . . .        51,879        24,296
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     1,208,867        21,814
                                                                     -----------   -----------
        Total Current Assets . . . . . . . . . . . . . . . . . . .     2,388,570     1,401,177

Property and equipment, net of accumulated depreciation  . . . . .       815,136       621,638
Goodwill, net of accumulated amortization  . . . . . . . . . . . .     2,886,400     4,142,901
Other assets, net of accumulated amortization  . . . . . . . . . .       149,827       156,948
                                                                     -----------   -----------
     Total Assets  . . . . . . . . . . . . . . . . . . . . . . . .   $ 6,239,933   $ 6,322,664
                                                                     ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .   $   917,545   $   443,164
    Accrued liabilities  . . . . . . . . . . . . . . . . . . . . .       382,416       831,167
    Accrued preacquisition liability . . . . . . . . . . . . . . .     1,201,180     1,293,594
    Notes payable - current portion  . . . . . . . . . . . . . . .       602,633        31,250
    Capital Lease Obligation . . . . . . . . . . . . . . . . . . .       174,398           -
    Preferred dividends payable  . . . . . . . . . . . . . . . . .       195,874        62,324
                                                                     -----------   -----------
        Total Current Liabilities  . . . . . . . . . . . . . . . .     3,474,046     2,661,499
                                                                     ===========   ===========

Notes payable - long term  . . . . . . . . . . . . . . . . . . . .        77,150        77,150
                                                                     -----------   -----------

Stockholders' Equity

    Preferred Stock - $0.001 par value; 400,000 shares authorized
    Redeemable Preferred Stock - Series J, $0.001 par value;
      275 shares authorized; 144.5 and 275 shares issued and outstanding;
      liquidation preference $1,445,000 and
      $2,750,000 . . . . . . . . . . . . . . . . . . . . . . . . .     1,320,000     2,418,612
    Redeemable Preferred Stock - Series K, $0.001 par value;
      250 shares authorized; 87.5 and 157.5 shares issued and
      outstanding; liquidation preference $875,000 and
      $1,575,000 . . . . . . . . . . . . . . . . . . . . . . . . .       750,000           -
    Redeemable Preferred Stock - Series L, $0.001 par value;
      210 shares authorized; 168 and 0 shares issued and
      outstanding; liquidation preference $1,680,000 and
      $0 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       821,882           -
    Common stock - $0.001 par value; 50,000,000 shares
      authorized; 14,294,427 and 10,505,464 shares
      issued and outstanding . . . . . . . . . . . . . . . . . . .        14,294        10,506
    Additional paid-in capital . . . . . . . . . . . . . . . . . .    24,716,624    17,044,450
    Notes receivable - affiliate . . . . . . . . . . . . . . . . .      (500,000)
    Deferred compensation  . . . . . . . . . . . . . . . . . . . .      (232,092)     (382,741)
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (24,201,971)  (15,506,812)
                                                                     -----------   -----------
        Total Shareholders' Equity . . . . . . . . . . . . . . . .     2,688,737     3,584,015
                                                                     -----------   -----------
    Total Liabilities and Stockholders' Equity . . . . . . . . . .   $ 6,239,933   $ 6,322,664
                                                                     ===========   ===========

See the accompanying notes to the condensed consolidated financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 For the Three Months      For the Nine Months
                                                 Ended September 30,       Ended September 30,
                                              ------------------------  ------------------------
                                                  2000         1999         2000         1999
                                              -----------  -----------  -----------  -----------
Revenues
    Revenue . . . . . . . . . . . . . . . .   $   194,614  $   255,668  $   727,708  $   917,400
    Cost of products sold . . . . . . . . .        48,318       91,521      101,129      459,944
                                              -----------  -----------  -----------  -----------
        Gross Profit  . . . . . . . . . . .       146,296      164,147      626,579      457,456
                                              -----------  -----------  -----------  -----------

Operating and Other Expenses
    General and administrative  . . . . . .     1,168,121    1,255,677    3,259,008    2,555,008
    Research and development  . . . . . . .        70,471                   311,310
    Stock issued for services . . . . . . .       278 184      308,238      421,234    1,622,164
    Stock based compensation  . . . . . . .     1,112,505      204,000    1,376,505    2,021,347
    Amortization of goodwill  . . . . . . .       418,766      406,878    1,256,301      818,756
    Interest expense  . . . . . . . . . . .       258,228       15,210      268,632       60,839
                                              -----------  -----------  -----------  -----------
        Total Operating and Other Expenses      3,306,275    2,190,003    6,892,990    7,078,114
                                              -----------  -----------  -----------  -----------
Operating Loss  . . . . . . . . . . . . . .    (3,159,979)  (2,025,856)  (6,266,411)  (6,620,658)

Other Income  . . . . . . . . . . . . . . .         4,744                     4,744       87,000
                                              -----------  -----------  -----------  -----------
Net Loss  . . . . . . . . . . . . . . . . .    (3,155,235)  (2,025,856)  (6,261,667)  (6,533,658)


Preferred Dividend  . . . . . . . . . . . .        47,431          -      2,415,804          -
                                              -----------  -----------  -----------  -----------
Loss Applicable to Common Shares  . . . . .   $(3,202,666) $(2,025,856) $(8,677,471) $(6,533,658)
                                              ===========  ===========  ===========  ===========

Basic and Diluted Loss per
    Common Share  . . . . . . . . . . . . .   $     (0.24) $     (0.22) $     (0.73) $     (0.78)
                                              ===========  ===========  ===========  ===========

Weighted average number of common

    shares used in per share calculations .    13,200,370    9,266,893   11,833,905    8,389,358
                                              ===========  ===========  ===========  ===========

See the accompanying notes to the condensed consolidated financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                     -------------------------
                                                                         2000         1999
                                                                     -----------   -----------
Cash Flows from Operating Activities
  Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(6,261,667)  $(6,533,658)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization  . . . . . . . . . . . . . . .       234,568        27,765
      Amortization of goodwill . . . . . . . . . . . . . . . . . .     1,256,301       818,756
      Settlement of accrued preacquisition liability . . . . . . .       (92,415)
      Stock issued for services  . . . . . . . . . . . . . . . . .       542,184     1,429,944
      Liability for stock to be issued for services  . . . . . . .                     440,625
      Stock issued for settlement of lawsuit . . . . . . . . . . .        97,000        26,456
      Stock based compensation . . . . . . . . . . . . . . . . . .     1,255,555     2,021,347
      Interest expense for Series L bridge loan warrants . . . . .       232,258
  Changes in operating assets and liabilities:
      Accounts receivable  . . . . . . . . . . . . . . . . . . . .      (130,539)       (2,353)
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .         5,943       (12,211)
      Other receivables  . . . . . . . . . . . . . . . . . . . . .       (27,583)
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .                     (53,881)
      Other Assets . . . . . . . . . . . . . . . . . . . . . . . .        21,778       (56,611)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . .       474,381        (9,723)
      Accrued liabilities  . . . . . . . . . . . . . . . . . . . .      (356,022)     (168,766)
                                                                     -----------   -----------
          Net Cash Used in Operating Assets  . . . . . . . . . . .    (2,748,258)   (2,072,310)
                                                                     -----------   -----------

Cash Flows From Investing Activities
  Note to affiliate  . . . . . . . . . . . . . . . . . . . . . . .      (500,000)
  Acquisition of property and equipment  . . . . . . . . . . . . .      (204,056)      (69,185)
  Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (292,000)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       (17,477)
  Kiss cash acquired . . . . . . . . . . . . . . . . . . . . . . .                      49,233
  Proceeds from sale of SoftKat, Inc.  . . . . . . . . . . . . . .                      50,000
                                                                     -----------   -----------
          Net Cash Used in Investing Activities  . . . . . . . . .    (1,013,533)       30,048
                                                                     -----------   -----------

Cash Flows From Financing Activities
  Stock issued for cash  . . . . . . . . . . . . . . . . . . . . .       713,410     2,650,000
  Proceeds from issuance of Preferred shares, net of costs . . . .       803,993
  Proceeds from beneficial conversion feature of Preferred
     offering  . . . . . . . . . . . . . . . . . . . . . . . . . .       100,861
  Proceeds from warrants issued in connection with Preferred . . .       645,646
  Preferred shares issued for cash . . . . . . . . . . . . . . . .       400,000
  Cash received from notes receivable issued for common stock  . .                     322,509
  Proceeds from borrowing  . . . . . . . . . . . . . . . . . . . .       574,042       371,070
  Payments on notes payable  . . . . . . . . . . . . . . . . . . .      (120,000)     (568,240)
                                                                     -----------   -----------
          Net Cash Provided by Financing Activities  . . . . . . .     3,117,952     2,775,339
                                                                     -----------   -----------

Net Increase (Decrease) in Cash  . . . . . . . . . . . . . . . . .      (643,839)      733,077

Cash at Beginning of Period . .  . . . . . . . . . . . . . . . . .     1,319,971         1,413
                                                                     -----------   -----------

Cash at End of Period . . . . .  . . . . . . . . . . . . . . . . .   $   676,132   $   734,490
                                                                     ===========   ===========

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

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eSynch for all periods presented and the accounts of its subsidiaries from the dates of their acquisitions. All inter-company transactions and balances have been eliminated in consolidation.

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

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has a $(1,085,476) working capital deficit at September 30, 2000, has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at September 30, 2000 in the amount of $24,201,971. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 5,297,857 and 3,560,026 potentially issuable common shares outstanding at September 30, 2000 and 1999, respectively, which were excluded from the calculation of diluted loss per share, as they would have decreased the loss per share.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when shipped except for products sold through distributors for which revenue is recognized upon receipt of payment.

NOTE 2--NOTES RECEIVABLE

Notes receivable includes $12,000 loaned to an officer-director during the three months ended September 30, 2000. The remaining $280,000 included in notes receivable relates to a note from eLiberation.com as further discussed in Note 5--Pending Acquisition.

NOTE 3--ACCRUED LIABILITIES

The preacquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark. No claims have been made against these items during the nine months ended September 30, 2000. However, based upon the dismissal of a legal claim against Intermark, the reserve was reduced by $92,415 during the period.

NOTE 4--NOTES PAYABLE

Notes payable - current portion includes $450,000 loaned to the Company by a director during the quarter ended June 30, 2000. Terms for repayment of the loan have not been established.

NOTE 5--COMMITMENTS AND CONTINGENCIES

PENDING ACQUISITION - On June 14, 2000, the Company signed a Letter of Intent to acquire eLiberation.com Corporation. In June, 2000, the Company advanced $250,000 to eLiberation.com under a short-term, secured note due August 31, 2000. On July 21, 2000 the Company advanced an additional $30,000 to eLiberation.com under the existing terms and due date. On August 25, 2000 the Company agreed to extend the due date of the note to November 30, 2000 based upon the agreement by eLiberation to deliver certain marketing promotions for the Company. Effective August 31, 2000, the Company exercised its option to terminate the acquisition.

MAJOR AGREEMENTS - On June 22, 2000, the Company entered into two agreements with NBC Quokka Ventures, LLC., related to NBCOlympics.com web site (collectively, "NBCO"). The agreements cover the licensing of a custom version of the Company's ChoiceCaster product, branding and recognition commitments on and sponsorship of the web site, and certain other services to be provided by the Company. The Company provided all agreed services to NBCO during the recently concluded 2000 Sydney Olympic Games. In July, 2000, the Company entered into an equipment lease in the amount of $200,000.

CONSULTING AGREEMENTS - On July 18, 2000, the Company entered into an agreement with a financial relations and direct marketing advertising firm to assist the Company with its investor relations for which compensation will be 60,000 shares of common stock and warrants to purchase 200,000 shares of common stock at prices ranging from $6.50 to $9.50. In June, 2000, the Company entered into a conditional services agreement with a marketing representative for which warrants for 40,000 shares of common stock would be issued upon the Company's successful negotiation of a licensing and services agreement. Such warrants were issued in August, 2000.

LITIGATION -

eSynch and Subsidiaries

We are involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.

SoftKat

We acquired SoftKat, Inc. ("SoftKat") in November 1998 and sold SoftKat in May 1999.

Although we sold SoftKat, various claims were asserted against us for alleged liabilities or obligations of SoftKat based upon the theory of successor liability or alter ego. The Company prevailed in nine suits which have been settled or dismissed. Other claims may be asserted against us by creditors of SoftKat, Inc., but we are unaware of any pending claims at this time. The following represents the last lawsuit regarding SoftKat to which the Company is a party:

On May 18, 1999, Frank Grange filed a complaint against us in the Sonoma County Superior Court, State of California. The complaint alleged that we owed, based on a theory of successor liability, $84,801.40 for damages resulting from a lease between that plaintiff and SoftKat, Inc., and a judgment obtained against SoftKat for unpaid rent. We filed an answer denying that we were obligated to pay any of these claims and we opposed any attempt to impose successor liability. At trial on October 25, 2000, the court ruled in favor of the Company.

Intermark

Intermark Corporation became our subsidiary on August 5, 1998.

In September, 1999, U.S. Print Corporation filed a complaint in Orange County Superior Court, State of California. The complaint sought to recover from the Company $92,414.69 for services allegedly purchased but not paid for by Intermark. A reserve to cover the Company's potential liability was accrued in the financial statements. In September, 2000, U.S. Print filed a motion to dismiss the complaint against the Company and the reserve has been eliminated.

In September, 1999, a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. Discovery proceedings are currently underway and the Company intends to vigorously defend its position.

eSynch Corporation

The Company was named as a defendant in a lawsuit filed by a third-party claiming damages for a breach of an oral agreement and for unpaid principal on a promissory note. During the three months ended September 30, 2000, the original complaint and our cross-complaint were dismissed without cost to the Company.

NOTE 6--STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2000, the Company issued Common Stock as follows: 91,000 shares for services in the amount of $342,600 of which $195,684 was charged to stock issued for services expense with the balance of $146,916 to be expensed in the period of performance of the services.

In July, 2000, an officer-director of the Company exercised stock options for 346,632 shares of the Company's common stock in a cashless exercise transaction resulting in the issuance of 300,000 shares of stock.

In August, 2000, the Company issued a total of 325,330 shares of Common Stock for the exercise of warrants for 75,330 shares and the purchase of 250,000 shares of new Common Stock for a total cash consideration of $644,910.

Notes receivable - affiliate includes a loan to an officer-director made in August, 2000, with a term of six months in the amount of $500,000.

In September, 2000, certain officers and an officer-director exercised stock options and warrants for 1,040,000 shares of the Company's common stock in a cashless exercise transaction resulting in the issuance of a total of 917,237 shares of stock.

In September, 2000, certain former employees exercised options for 23,400 shares of the Company's common stock in a cashless exercise transaction resulting in the issuance of a total of 20,172 shares of stock and a warrant was exercised for 2,500 shares of stock for a cash consideration of $5,000.

During the three months ended September 30, 2000, holders of Series J Convertible Preferred Stock converted a total of 31 preferred shares valued at $310,000 and received 119,853 common shares including accrued dividends in the amount of $11,248. During the period, holders of Series K Convertible Preferred Stock converted a total of 10 preferred shares valued at $10,000 and received 34,368 common shares.

NOTE 7--STOCK OPTIONS AND WARRANTS

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

OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES - During the three months ended June 30, 2000, the Company issued options under a consulting agreement for 150,000 shares of common stock at $7.75 per share, vesting quarterly over a year; issued warrants under service agreements for 240,000 shares at exercise prices from $2.00 per share to $9.50 per share; in connection with convertible promissory notes issued warrants for 75,000 shares of common stock at exercise prices from $3.50 to $4.50; in connection with the Series L Convertible Preferred offering issued warrants for 413,332 shares of common stock at exercise prices from $3.33 to $6.00.

NOTE 8--SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 1999, the Company issued 235,377 shares of common stock for a note receivable in the amount of $565,440. During the period, the Company evaluated the value of the note receivable and wrote down the value of the receivable by $79,884. Two of the note holders of the Company converted $82,000 of notes payable into 36,312 shares of common stock.

During the nine months ended September 30, 2000, the Company amortized the discounts of the Series J, Series K and Series L Preferred stock as a dividend. The amount of the amortization was $2,224,077. The Company converted $1,305,000 of Series J Preferred stock and $1,250,000 of Series K Preferred stock into 784,911 shares of common stock. The Company accrued $133,550 of dividends on the preferred stock and converted $75,866 of that dividend into shares of common stock. In addition, the Company issued common stock valued at $1,208,831 for services that have yet to be performed. The amount has been classified as a prepaid expense. Equipment under capital lease of $199,910 was acquired under the terms of a capital lease obligation.

NOTE 9--SUBSEQUENT EVENTS

In November, 2000, the Company reached general agreement on the settlement of a lawsuit claiming breach of an investment banking agreement. The Company had previously reserved 200,000 warrants in accordance with the original banking agreement. Under the settlement, the Company expects to issue a warrant for less than the reserved total.

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at September 30, 2000 in the amount of $264,239.

Results of Operations

During the quarter and nine months ended September 30, 2000, net sales were $194,614 and $727,708, compared to $255,668 and $917,400 for the comparable periods of the prior year. The sales amounts for the nine month period of 1999 included sales for SoftKat in the amount of $477,011. The decrease in sales is attributable to the refocusing of the Company's business from software product sales to video streaming and production services.

The costs of products sold in the quarter and nine months ended September 30, 2000 were $48,318 and $101,129, compared to $91,521 and $459,944 for the comparable periods of the prior year. The decrease is attributable to the discontinuance of SoftKat sales and the refocusing of the Kissco business from hard goods to electronic distribution.

Operating losses for the quarter and nine months ended September 30, 2000 were $3,159,979 and $6,266,411 compared to an operating losses of $2,025,856 and $6,620,658 for the comparable periods of the prior year. The decline in operating results for the third quarter, 2000, reflects the refocusing of eSynch into the video streaming and production services business along with increased interest expense and stock issued for services which was offset to some extent by a decrease in stock based compensation.

The Company incurred net interest expense of $258,228 and $268,632 during the quarter and nine months ended September 30, 2000, compared to $15,210 and $60,839 for the comparable periods of the prior year. The majority of the increase was associated with the Series L Convertible Preferred offering completed in September, 2000.

The Company incurred stock issued for services expense of $278,184 and $421,234 during the quarter and nine months ended September 30, 2000, compared to $308,238 and $1,622,164 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $1,112,505 and $1,376,505 during the quarter and nine months ended September 30, 2000, compared to $204,000 and $2,021,347 for the comparable periods of the prior year.

Liquidity and Capital Resources

At September 30, 2000, the Company had $676,132 of cash and a deficit in working capital (current liabilities in excess of current assets) of $1,085,476.

The Company has been relying upon the issuance of preferred stock and short term notes to fund continuing operations. During the last 12 months, the Company issued 393 shares of Convertible Preferred Stock plus warrants to purchase shares of Common Stock in exchange for an investment of $3,725,000.

The Company estimates that during the quarter it was using approximately $325,000 more cash each month than was generated by operations.

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

The Company is a defendant in a lawsuit filed by a third party claiming damages for a breach of an investment banking agreement. As damages, the third party seeks 250,000 warrants to purchase shares of common stock of the Company. In November, 2000, a general agreement of settlement was reached under which the Company will issue a warrant in an amount less than sought.

Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the three months ended September 30, 2000 without registration under the Securities Act of 1933:

     (i) The Company issued 86,000 shares of Common Stock for services. The Company issued 937,409 shares of Common Stock upon the conversion of stock options.

     (ii) The Company issued 77,830 shares of Common Stock upon the conversion of warrants.

     (iii) The Company issued 250,000 shares of Common Stock for cash consideration.

     (iv) The Company issued 168 shares of Series L Convertible Preferred Stock for cash consideration.

The Company believes the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

(b) The following registration statements were filed by the Company during the quarter ended September 30, 2000.

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

During the period covered by this report the Company filed the following reports on Form 8-K:

On July 26, 2000, reported on Form 8-K that on November 15, 1999, following the annual meeting of stockholders, the Company's Board of Directors adopted Bylaws, which amend and restate the prior Bylaws of the Registrant in their entirety.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: November 17, 2000


         eSynch Corporation


         By:  /S/ Thomas Hemingway
              --------------------------------------
              Thomas Hemingway, Chief Executive Officer
              (Authorized Officer)

         By:  /S/ Mark Utzinger
              --------------------------------------
              Mark Utzinger, Vice President - Finance