Form 10KSB
period 2000-12-31
ESYNCH CORP/CA
filed 2001-04-02
CIK 859915

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

         For the fiscal year ended December 31, 2000

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

                               15502 Mosher Ave.
                               Tustin, CA 92780
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (714)258-1900


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The issuer's revenues for the fiscal year ended December 31, 2000 were $745,440.

         As of March 16, 2001, 17,034,168 of the issuer's common shares were issued and outstanding, approximately 8,170,000 of which were held by non-affiliates. As of March 16, 2001, the aggregate market value of shares held by non-affiliates was approximately $2,860,000 based upon the closing bid and asked quotation on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

          Transitional Small Business Disclosure Format: Yes_____ No X

                                     PART I

ITEM 1.          BUSINESS

Overview
- --------

eSynch Corporation, a Delaware corporation founded in 1994, designs, develops, markets and supports intelligent digital media solutions and services, including audio and video encryption, delivery, tracking and measurement tools, streaming media services. We have developed a suite of software and related components designed for the delivery of live and on-demand audio and video through cable, satellite and the Internet. We provide turnkey solutions, offering services necessary to provide secure streaming media including software development and implementation of e-commerce applications, production, encoding, decoding and encryption, client-side metrics, reporting, content management, pay-per-view streaming, hosting and archiving. Our software helps businesses deliver high-quality video content to their customers. The Company also develops PC utility products, primarily for the Internet user.

During 2000, we launched four new software products. In February we launched RamOptimizer, a PC utility for improving memory management. In March, we launched InvisibleFolders, a PC utility that allows end-users to easily hide any folder (or group of folders) with a simple keystroke combination. In April, we launched StartUpManager, a PC utility to help users manage their startup applications by reducing the amount of system resources opened at start up. In August, we launched ChoiceCaster and BroadbandWizard. ChoiceCaster was the first true all-in-one media player for PC's. It comes with integrated browsers, media management tools and an interactive guide.

eSynch(tm), ChoiceCaster(tm), SiteStreamer(tm), KISSCO(tm), BroadbandWizard(tm), NetMonitor(tm), RamOptimizer(tm), StartUpManager(tm), InvisibleFolders(tm) are trademarks or service marks of the Company or our subsidiaries. All other trademarks or trade names are the property of their respective owners.

Products
- --------

eSynch continues to develop software technologies that address opportunities in the digital media space. In 2000, we introduced two software technologies in the digital media space and three software packages for the PC utility market.

ChoiceCaster is the first, all-in-one broadband media player. It seamlessly plays all existing media formats, and includes everything Internet users need to enjoy the best online entertainment experience. ChoiceCaster includes a media guide, media search tool, player, library, advanced CD player, and built-in browser as standard features.

SiteStreamer is delivered to Web developers as a suite of applications known as the SiteStreamer Toolkit, designed specifically to help Web site developers quickly and easily stream content within a fully customized, branded interface. The SiteStreamer Toolkit components include LinkCreator, SkinMapper, Reporting System and Player

SiteStreamer offers support for virtually all media formats, including today's standards: Windows Media(tm), RealMedia(R), and QuickTime(tm). The Player "passes through" its smart interface video content decoded by CODECS (Coding-Decoding technology) already installed on the user's system.

Business Segments and Geographic Areas
- --------------------------------------

We currently operate in two business segments: global services for Internet content and streaming media applications and PC utility software. Although we offer our services in a number of foreign locations, over 90% of our revenue has been derived from customers located in the United States.

Customers
- ---------

The Company introduced its first PC utility software in 1997 and digital media software in late 2000. Our customer base spans a broad spectrum of Internet categories, including sales through electronic distribution represented 90% of all PC utility software sales for the year ended December 31, 2000. Sales of our newer digital media software represented 1% of our total revenue for the same period.

Sales, Services and Marketing
- ----------------------------

We currently sell our services primarily through a direct sales force. Our plan is to continue to pursue major content providers through our direct sales force and to enter other markets through our reseller program and other indirect distribution channels. In addition, we recently began to directly market and sell our services to smaller web sites and businesses through our telesales force. In December 2000 we implemented a reseller program with Web hosting companies, system integration firms, streaming technology companies and commerce service providers. During the year ended December 31, 2000, indirect sales represented 15% of our revenue.

Engineering and Development
- ---------------------------

We believe that strong product and service development capabilities are essential to enhancing our core technologies, developing new applications for our technology and maintaining our competitiveness. We have invested and intend to continue to invest a significant amount of human and financial resources in our engineering and development organization.

We are focusing our engineering and development efforts on enhancing our MediaRightsManager and SiteStreamer products and building on our technology to develop new services.

Competition
- -----------

The software market for Internet content, streaming media and applications is new, intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service announcements. We expect competition to increase both from existing competitors and new market entrants for various components of our products.

The markets for the Company's Internet offerings are highly competitive and are characterized by pressures to incorporate new features and accelerate the release of new versions. This makes our proprietary technology and dedication to R&D capabilities and employee resources of great value to our customers as well as a point of differentiation from our competition.

There are three primary media players currently used to view streaming media:
Apple QuickTime, Microsoft Windows Media Player and RealNetworks RealPlayer. RealNetworks accounts for approximately 65% of the media player market, with Microsoft and Apple sharing the remainder of the market at 35% and 5% respectively. Each of these players can be downloaded for free on the Internet by end users.

We also continue to face intense competition in the software utilities market, including from much larger, well-financed software developers and publishers. Microsoft Corporation, for instance, has historically succeeded at incorporating utilities into its operating systems. Numerous other software companies compete in the software utilities area, and numerous software utilities are available without charge from their providers.

Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, financial condition and operations.

Factors Affecting Future Operating Results
- ------------------------------------------

We believe that this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this annual report on Form 10-K consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

We are primarily dependent on our Internet content, applications and streaming media delivery services and our future revenue depends on continued demand for our services.

Currently, our future growth depends on the commercial success of our Internet content, applications and streaming media products and other services and products we may develop and/or offer. While we have been selling our services commercially since 1997, sales may not continue in the future for a variety of reasons. First, the market for our existing services is relatively new and issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect its development.

Any failure of our network infrastructure could lead to significant costs and disruptions which could reduce our revenue and harm our business, financial results and reputation.

Contemplated Merger
- -------------------

On January 24, 2001, the Company issued a Press Release announcing a Letter of Intent for a Planned Merger with Streamedia Communications, Inc. On March 30, 2001 following the completion of due diligence, the boards of directors of both the Company and Streamedia have independently decided that the Planned Merger would not be completed.

Proprietary rights, patents, trademarks and copyrights
- ------------------------------------------------------

The Company regards certain features of its products and services as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary information.

The Company has filed a patent application for technology used in its streaming media product and services business segment and has licensed two additional patents for use in the streaming media segment.

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

Research and Development
- ------------------------

During the year-ended December 31, 2000, the Company spent approximately $493,000 on research and development related to the various streaming media and other product initiatives launched in the period. During 1999, the Company did not separately identify its research and development expenditures.

Employees
- ---------

As of March 2001 eSynch had 24 full-time employees and no part-time employees. Of our full-time employees, 6 were in marketing and sales, 4 were in senior management, 2 were in administration, 6 were in development and 6 were in operations.

We believe that our relations with our employees are satisfactory. We are not a party to any collective bargaining agreements and we have never experienced any work stoppage. As eSynch continues to grow and introduce more products and services, we expect to hire additional personnel.

Company History
- ---------------

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

In November 1998, we acquired the stock of SoftKat, Inc. We sold SoftKat in May 1999 to further strengthen our focus on electronic software distribution and e-commerce. We believed that the SoftKat business could not be economically converted to one that would emphasize electronic software distribution over traditional physical goods distribution. In addition, we determined that SoftKat's financial condition and prospects generally were poorer than anticipated and discovered matters unknown to us prior to the SoftKat acquisition that resulted in litigation.

On April 1, 1999, we acquired the stock of Kiss Software Corporation (KISSCO), of Newport Beach, California. Kissco develops, publishes and sells Internet utility products.

On September 30, 1999, we acquired the stock of Oxford Media Corporation, a leading designer and developer of digital technologies for video-on-demand.

Recent Announcements
- --------------------

On January 24, 2001, the Company announced that it had entered into a letter of intent with Streamedia Communications, Inc., New York, ("Streamedia") which would bring together the two companies to form a nationwide streaming media and hosting services company. According to terms of the letter of intent, the Company will become a wholly owned subsidiary of Streamedia in order to preserve eSynch's established branding within the industry. Together, the combined companies will provide a single source for clients seeking superior streaming media services, including: hosting, Web design, encoding, distribution, and customized site development.

On February 7, 2001, the Company announced that David Lyons has been elected President of eSynch Corporation. Mr. Lyons is a corporate and securities attorney with experience as a corporate officer and director of a number of startup companies in the communications industry. Mr. Lyons, who has served on the Company's Board of Directors from January 2000 to the present and from October 1998 to November 1999, will be responsible for formulating and implementing the company's growth strategies. From 1997 to 2000, Mr. Lyons served as Vice President - Acquisitions, Eastern Region, for Expanets, a start-up consolidation venture financed by Northwestern Corporation. Mr. Lyons has more than 20 years experience in the communications industry and holds a Bachelor of Science from Windham College, Vermont and a Juris Doctor from The John Marshall Law School, Illinois.

On February 28, 2001, the Company announced that its Board of Directors established February 28, 2001 as the date of record for the meeting for approval of the proposed merger with Streamedia Communications, Inc., New York. The place and time of the meeting will be announced at a later time. According to terms of the letter of intent announced on January 24, 2001, eSynch will become a wholly owned subsidiary of Streamedia in order to preserve eSynch's established branding within the industry. Together, the combined companies will provide a single source for clients seeking superior streaming media services, including hosting, Web design, encoding, distribution, and customized site development. The consummation of the proposed merger is subject to various risks and conditions including approval by the boards of directors and shareholders of each company. These risks are and will be detailed, from time to time, in the Company's filings with the Securities and Exchange Commission, including Form 10-KSB for the year ended Dec. 31, 1999 and subsequent Forms 10-QSB, 10-KSB, and 8-K.

On March 30, 2001, the Company announced that following the completion of due diligence, the boards of directors of both the Company and Streamedia have independently decided that the Planned Merger would not be completed.

ITEM 2.           DESCRIPTION OF PROPERTY

Our headquarters is a single-tenant facility in Tustin, California of approximately 30,000 square feet under a long-term lease. Management currently believes that the space will adequately provide for our publishing, marketing and sales operations as well as any warehousing and distribution requirements. The condition of the property is good. The property is located in an office and industrial area with nearby access to freeways and airports.

ITEM 3.           LEGAL PROCEEDINGS

ESYNCH and Subsidiaries
- -----------------------

We are involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.

On May 18, 1999, a complaint was filed against the Company in the Sonoma County Superior Court, State of California. The complaint alleged that we owed, based on a theory of successor liability, $84,801.40 for damages resulting from a lease between the plaintiff and SoftKat, Inc., and a judgment obtained against SoftKat for unpaid rent. We filed an answer denying that we were obligated to pay any of these claims and we opposed any attempt to impose successor liability. At trial, the court rendered a judgment, subject to appeal, in favor of eSynch. The appeal period has not yet expired.

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

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company's leased offices. Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief. The Company`s insurance carriers are defending the claims against the Company.

On January 11, 2001, the Company was named as defendant in a lawsuit filed by Post Modern Edit, LLC, in California Superior Court, County of Los Angeles, seeking damages of not less than $50,000 for breach of a confidentiality agreement, breach of contract, and other claims related to a proposed but unconsummated acquisition by the Company of Post Modern Edit. The Company's outside litigation counsel is reviewing the lawsuit and an appropriate response will be timely filed.

                                     PART II

ITEM 5.           MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

The Common Stock is currently quoted on the OTC Bulletin Board, Symbol ESYN. On March 16, 2001, the high and low prices for the Common Stock on the OTC Bulletin Board were $0.406 and $0.313, respectively. The following table reflects the high and low closing bid quotations reported by the OTC Bulletin Board. Such prices represent inter-dealer quotations, do not include markups, markdowns, or commissions and may not reflect actual transactions. As of March 16, 2001, there were approximately 2100 holders of record of the Common Stock.

                                            High             Low
                                            ----             ---
Year Ended December 31, 2000
- ----------------------------
January 1 to March 31, 2000                $16.38          $ 5.38
April 1 to June 30, 2000                   $14.56          $ 5.00
July 1 to September 30, 2000               $ 7.75          $ 2.75
October 1 to December 31, 2000             $ 3.56          $ 0.91

Year Ended December 31, 2001
- ----------------------------
January 1 to March 16, 2001                $ 1.56          $ 0.31

The Company has not paid any cash dividends since its inception. The Company is prohibited from paying dividends on its Common Stock while it has outstanding Secured Convertible Debentures or shares of Series J Preferred Stock, Series K Preferred Stock and Series L Preferred Stock, and until it has current earnings. The Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

                          Sale of Unregistered Shares

The Company issued the following shares without registration under the Securities Act of 1933 during the year ended December 31, 2000.

The Company issued Common Stock as follows: 250,000 shares for cash in the amount $500,000; 304,000 shares for services and settlement of claims in the amount of $1,063,974; and 888,859 shares in exercise of stock options and warrants. These issuances were made pursuant to Section 4(2).

The Company issued 55 shares of Series K Preferred Stock and Warrants to purchase 37,500 shares of Common Stock in exchange for $500,000 in cash. The Company issued 168 shares of Series L Preferred Stock and Warrants to purchase 413,334 shares of Common Stock in exchange for $1,600,000 in cash. The purchasers were sophisticated, institutional investors, some of whom were non-US persons. The sales were made pursuant to Section 4(2), Regulation D Rules 505 and/or 506, Section 4(6) and Regulation S.

The Company issued stock options to purchase 2,465,000 shares, 75,000 shares and 150,000 shares of Common Stock to employees, outside directors, and consultants, respectively.

The Company issued warrants to an outside Director to purchase 950,000 shares of Common Stock related to a License Agreement, issued warrants to consultants to purchase 365,000 shares of Common Stock, issued warrants in connection with bridge notes to purchase 75,000 shares of Common Stock and issued warrants to purchase 150,000 shares of Common Stock in settlement of a legal claim. These issuances were made pursuant to Section 4(2).

The Company believes such issuances were exempt pursuant to Regulation D, Regulation S, Section 4(2) and/or 4(6) of the Securities Act of 1933.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Selected Financial Data should be read in conjunction with the financial statements and notes thereto found elsewhere herein.

The following discussions contain forward-looking statements regarding eSynch and its wholly owned subsidiaries, its business, prospects and results of operations which are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements. Additional risks and uncertainties can be foreseen as a result of the termination of the Planned Merger of the Company with Streamedia Communications, Inc.

Overview
- --------

eSynch Corporation designs, develops, markets and supports intelligent digital media solutions and services, including audio and video encryption, delivery, tracking and measurement tools, streaming media services. We have developed a suite of software and related components designed for the delivery of live and on-demand audio and video through cable, satellite and the Internet. We provide turnkey end-to-end solutions, offering all of the services necessary to provide secure streaming media including, strategic consulting, software development and implementation, development of e-commerce applications, production, encoding and decoding, encryption, client-side metrics, up-linking, web site development and integration, distribution, reporting, digital conversion, content management, pay-per-view streaming, hosting and archiving. Our software helps businesses securely, profitably, and effectively deliver high-quality video content to their customers.

Products
- --------

eSynch continues to develop software technologies that address opportunities in the digital media space. In 2000, we introduced two software technologies in the digital media space and three software packages for the PC utility market.

ChoiceCaster is the first, all-in-one broadband media player. It seamlessly plays all existing media formats, and includes everything Internet users need to enjoy the best online entertainment experience. ChoiceCaster includes a media guide, media search tool, player, library, advanced CD player, and built-in browser as standard features.

SiteStreamer is delivered to Web developers as a suite of applications known as the SiteStreamer Toolkit, designed specifically to help Web site developers quickly and easily stream content within a fully customized, branded interface. The SiteStreamer Toolkit components include LinkCreator, SkinMapper, Reporting System and Player

SiteStreamer offers support for virtually all media formats, including today's standards: Windows Media(tm), RealMedia(R), and QuickTime(tm). The Player "passes through" its smart interface video content decoded by CODECS (Coding-Decoding technology) already installed on the user's system.

Revenue
- -------

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

Cost Of Revenue
- ---------------

Cost of Internet and Software License Fees: Cost of licensing consists primarily of fees paid to third-party vendors for order fulfillment of electronic orders. When packaged software is sold through traditional retail channels, costs for product media, duplication, manuals, and packaging materials are also incurred. Cost of service revenue includes the cost of in-house and contract personnel providing support and other services and expenses incurred in expanding our streaming media hosting services.

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

Expenses
- --------

eSynch expenses consist of system development, sales and marketing, and general and administrative expenses. System development expenses consist primarily of salaries and payroll related expenses, fees to outside contractors and consultants, allocation of rent and depreciation on equipment. Sales and marketing and general and administrative expenses consist of salaries and related benefits, commissions, promotional expenses, public relations services, professional services, stock issued for services, stock-based compensation, amortization of goodwill, and general operating costs.

Results of Operations
- ---------------------

The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at December 31, 2000 in the amount of $43,995,865. The Company's net loss of $23,511,547 in 2000 included non-cash operating expenses of $10,048,623 for Stock Based Compensation and Services, and Amortization of Patents, Goodwill and Licenses, and $6,976,801 for impairment of patents with the remaining loss being $6,486,123. The Company's net loss of $8,677,493 in 1999 included non-cash operating expenses of $5,960,935 for Stock Based Compensation and Services, and Amortization of Goodwill and Licenses, and $203,690 for impairment on assets to be sold with the remaining loss being $2,512,868.

   Year Ended                           December 31, 2000     December 31, 1999
                                        -----------------     -----------------

Sales                                    $       745,440       $       988,485
Cost of Sales                                    100,486               529,576
Gross Profit                                     644,954               458,909
Operating Expenses
  General and Administrative                   6,033,897             2,925,665
  Research and Development                       493,406
  Stock Issued for Services                      977,722             1,685,000
  Stock Based Compensation                     2,268,396             2,975,309
  Amortization of Patents                      5,127,529
  Impairment of Patents                        6,976,801
  Amortization of Goodwill                     1,697,976             1,300,626
  Interest                                       791,145                81,346
  Impairment loss on assets to be sold                                 203,690
    Total Operating Expenses                  24,343,872             9,171,636
Other Income                                      90,935
  Loss Before Extraordinary Item             (23,607,983)           (8,712,727)
  Debt Forgiveness                                96,436                35,234
    Net Loss                             $   (23,511,547)      $    (8,677,493)
  Preferred Dividends                         (4,977,506)           (1,178,065)
Loss Applicable to Common Shares         $   (28,489,053)      $    (9,855,558)


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
- ---------------------------------------------------------------------

Sales were $745,440 in 2000 compared to $988,485 in 1999.

The cost of product sold in 2000 was 13% compared to 54% in 1999. This resulted from successful transition of the Kiss product line to a purely electronic delivery model from the prior mix of hard goods and electronic distribution.

General and administrative expenses were $6,033,897 in 2000 compared with $2,925,665 in 1999. The change included increased salaries and related costs of $1,205,376, expenses of $500,000 accrued for the Company's participation with NBC Quokka Ventures in the 2000 Sydney Olympics, increased expenses for operations of acquired companies of $432,250, increased outside consulting and services of $222,730, increased advertising and promotion of $259,098, and increased travel, equipment leases, connectivity charges and insurance expenses of $429,335. In 2000, interest expense was $791,145 versus $81,346 in 1999 with the major portion of the increase due expense incurred related to Secured Convertible Debenture and Series L Bridge Note Warrants. In addition, cost associated with the issuance of stock for services was $972,722 in 2000 as compared with $1,685,000 in 1999. Stock-based compensation was $2,268,396 in 2000 compared with $2,975,309 in 1999. The amortization and impairment of patents were $5,127,529 and $6,976,801 respectively in 2000 with no such expense in 1999. Amortization of goodwill and licenses in 2000 was $1,674,976 compared with $1,300,626 in 1999.

Liquidity and Capital Resources
- -------------------------------

At December 31, 2000 the Company had no cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $4,154,326. Included in current liabilities is an accrual for expenses of $606,147 for matters related to Innovus and Intermark prior to the acquisition in August 1998. No amounts have been assessed by any creditors.

The Company raised from financing activities approximately $3,612,000 of cash in 2000 and $4,072,000 of cash in 1999. This included proceeds from stock issued for cash of approximately $645,000 and $150,000, proceeds from issuance of warrants of $934,000 in 2000, proceeds of issuance of Preferred Stock of $1,615,000 and $3,788,000 and proceeds from borrowings net of repayments of approximately $757,000 and $135,000 in 2000 and 1999 respectively.

The Company estimates that during the fourth fiscal quarter of 2000 it was using $325,000 more cash each month than was being generated by operations. The Company intends to raise additional capital to fund continuing operations and acquisitions. There is no assurance, however, that financing will be available on terms satisfactory to the Company or at all.

ITEM 7.      FINANCIAL STATEMENTS

         Financial statements are filed as part of this report on pages F-1 through F-23.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Set forth below is information regarding (i) the directors of the Company as of March 16, 2001, or until their successors are elected or appointed and qualified, and (ii) the executive officers of the Company as of March 16, 2001, who are elected to serve at the discretion of the Board of Directors.


  NAME                    POSITION(S) WITH THE COMPANY                AGE
  ------------------------------------------------------------------------
  Thomas Hemingway        Chairman and Chief Executive Officer        44

  David Lyons             Director and President                      51

  T. Richard Hutt         Director, Vice President and                61
                            Secretary/Treasurer

  James H. Budd           Director and Vice President                 59

  Robert B. Way           Vice President                              58

  Norton Garfinkle        Director                                    69

  Robert Orbach(1)        Director                                    48


- -----------
      The Company does not have a nominating committee of the Board of Directors.

(1) A member of the audit committee of the Board of Directors of the Company.

      The Board of Directors acting as a whole performs the functions of the compensation committee.

Thomas Hemingway
- ----------------

On August 5, 1998, Mr. Hemingway became the Chief Executive Officer and Chairman of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark Corporation, a California corporation ("Intermark"), and Intermark's securityholders upon the consummation of that transaction. A co-founder of Intermark, from October 1995 to the present Mr. Hemingway served as Chief Executive Officer and in other senior management positions at Intermark, a software publishing, sales and marketing company. From August 1994 to September 1995, Mr. Hemingway operated a consulting business specializing in software sales and marketing. From January 1994 to July 1994, Mr. Hemingway was chief operating officer at Ideafisher Systems, an artificial intelligence / associative processing software company. From August 1993 to December 1993, Mr. Hemingway was serving as a consultant with L3, an edutainment software company. From January 1993 to July 1993, Mr. Hemingway was involved in computer-related consulting in the capacity of chief executive officer of Becker/Smart House, LV, a home automation enterprise. In 1992, Mr. Hemingway was involved in making private investments in various industries. Previously, from 1987 to 1991, Mr. Hemingway founded and served as president of Intellinet Information Systems, a provider of network services and systems. Earlier in his career, Mr. Hemingway was a founder of Omni Advanced Technologies, a research and development firm developing products for the computer and communications industry.

David Lyons
- -----------

Mr. Lyons was appointed to the Board of Directors in January 2000 and was appointed President in February 2001. From 1997 into 2000, Mr. Lyons served as Vice President - Acquisitions, Eastern Region, for Expanets, Inc., a start-up consolidation venture financed by Northwestern Corp. (NYSE:NOR) to acquire telecommunications voice and data companies. From 1996 to 1997, Mr. Lyons was employed by Extel Communications, Inc., a telecommunications installation and maintenance company, as Executive Vice President, Acquisitions. From 1992 to 1996, Mr. Lyons served as a principal in the Sherman Investment Group, Inc., a Merchant Banking Company which invests in and provides managerial assistance to medium sized public and private companies. Prior to 1996, Mr. Lyons was Chairman and CEO of Amnex, Inc., an operator service and long distance company. Mr. Lyons previously served as a member of Board of Directors from October 27, 1998 to November 15, 1999.

James H. Budd
- -------------

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

T. Richard Hutt
- ---------------

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

Robert B. Way
- -------------

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

Norton Garfinkle
- ----------------
Norton Garfinkle, who was elected to the Board of Directors on November 15, 1999, is Chairman of Oxford Management Corporation, an investment company that specializes in building new technology companies. He also serves as Chairman of several of these portfolio companies, including: Cambridge Parallel Processing, Cambridge Management Advanced Systems Corporation and ERS International.

Robert Orbach
- -------------

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


Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a)forms they file. Based solely on a review of the copies of such forms furnished to the Company between January 1, 2000 and December 31, 2000, on year-end reports furnished to the Company after December 31, 2000 and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows: Reports were not timely filed by Thomas Hemingway, T. Richard Hutt, James Budd and Robert Way. All reports have been subsequently filed.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth compensation received by the Company's Chief Executive Officer and by each of the persons who were, for the fiscal year ended December 31, 2000, the other four most highly compensated executive officers of the Company whose total compensation during that year exceeded $100,000 (the "Named Officers"), for the three fiscal years ended December 31, 2000 or for the shorter period during which the Named Officer was compensated by the Company.


                                       SUMMARY COMPENSATION TABLE

                                                             LONG-TERM COMPENSATION
                                                         ------------------------------
                                ANNUAL COMPENSATION              AWARDS         PAYOUTS
                          ------------------------------ ---------------------  -------

NAME AND                                                 RESTRICTED SECURITIES
PRINCIPAL                                 OTHER ANNUAL     STOCK    UNDERLYING   LTIP    ALL OTHER
POSITION            YEAR  SALARY   BONUS COMPENSATION(1)  AWARD(S)  OPTIONS(#)  PAYOUTS COMPENSATION
- ------------------- ----  ------   ----- --------------- ---------- ----------- ------- ------------
Thomas C. Hemingway 2000  $146,250                                    300,000            $300,000
  CEO               1999  $150,000                                    250,000            $350,000
                    1998  $ 88,789                                    292,500                 -

James H. Budd       2000  $135,417                                    270,000                 -
  Vice President    1999  $115,000                                        -                    -
                    1998  $ 52,868                                    117,000                 -

T. Richard Hutt     2000  $124,745                                    270,000                 -
  Vice President    1999  $115,000                                        -                    -
                    1998  $ 64,281                                    117,000                 -

Robert B. Way       2000  $111,271                                    180,000                 -
  Vice President    1999  $ 82,500                                    250,000            $234,500

Donald C. Watters   2000  $140,410                                    300,000            $582,571
   Former President 1999  $112,500                                    700,000            $530,000

David P. Noyes      2000  $127,962                                    240,000            $977,819
  Former CFO        1999  $116,894                                    500,000            $337,067

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

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company has an employment agreement with each Executive Officer listed below. The terms of those employment agreements are summarized in the following table:


                     CURRENT BASE   OPTION      OTHER         BENEFITS DUE ON
NAME                 COMPENSATION   GRANT       BENEFITS      TERMINATION
- -------------------  ------------   --------   -------------  ----------------------------------
Thomas C. Hemingway     $150,000    250,000     Any           If he is terminated by the Company
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

T. Richard Hutt        $130,000                 Any           If he is terminated by the Company
  Vice President                                benefits      without cause, he is paid an amount
                                                for other     equal to 3 months' base salary and, all
                                                officers      other benefits and perquisites
                                                and 2 weeks   continue for 3 months and all stock
                                                vacation      options held by him vest and
                                                per year      become exercisable.

Robert Way             $130,000   250,000       Any           If he is terminated by the Company
  Vice President                  at $1.00      benefits      without cause, he is paid an amount
                                  each, fully   for other     equal to 3 months' base salary and
                                  vested        officers,     all other benefits and perquisites
                                                and 3 weeks   continue for 3 months and all stock
                                                vacation      options held by him vest and  become
                                                per year      exercisable.

OPTION GRANTS DURING FISCAL 2000

The following table sets forth information on all grants of stock options during the fiscal year ended December 31, 2000, to Named Officers:


                                    OPTION GRANTS TABLE
                             OPTION GRANTS IN FISCAL YEAR 2000

                                     INDIVIDUAL GRANTS
                     --------------------------------------------------
                                  % OF TOTAL
                      NUMBER OF    OPTIONS
                     SECURITIES    GRANTED TO
                     UNDERLYING    EMPLOYEES    EXERCISE
                      OPTIONS      IN FISCAL    PRICE     EXPIRATION
NAME                  GRANTED       YEAR(1)    ($/SHARE)     DATE(2)
- ------------------------------------------------------------------------
Thomas C. Hemingway    300,000        12.2%      $3.63     Jul 2010

James H. Budd          270,000        11.0%      $3.63     Jul 2010

T. Richard Hutt        270,000        11.0%      $3.63     Jul 2010

Robert B. Way          180,000         7.3%      $3.63     Jul 2010

Donald C. Watters      300,000        12.2%      $3.63     Jul 2010

David P. Noyes         240,000         9.7%      $3.63     Jul 2010


- ---------

(1) Options to purchase an aggregate of 2,465,000 shares of common stock were granted by the Company to employees, including the Named Officers, during the fiscal year ended December 31, 2000. Subsequently, a total of 525,000 options expired or were voided.

(2) Options held by the Named Officers have a term of 5 and 10 years, subject to earlier termination in certain events related to termination of employment.

OPTION EXERCISES IN FISCAL 2000 AND YEAR-END OPTION VALUES

         The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 2000 by the Named
Officers:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF
                                                 SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                                  UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                       SHARES         VALUE       AT FISCAL YEAR END(#)    AT FISCAL YEAR END($)(1)
                     ACQUIRED ON    REALIZED   -----------------------------------------------------
NAME                  EXERCISE       ($)(1)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
- ----------------------------------------------------------------------------------------------------
 Thomas C. Hemingway       -             -         842,500          -        $17,550           -
 James H. Budd             -             -         387,000          -        $ 7,020           -
 T. Richard Hutt         9,415      $ 55,978       376,932          -        $ 6,416           -
 Robert B. Way             -             -         449,427          -        $   -             -
 Donald C. Watters     639,655      $582,571       348,568          -        $11,112           -
 David P. Noyes        441,379      $977,819       240,000          -        $   -             -

- ------------
(1) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or base price of "in-the-money" options. The value of options is based on the closing sale price for the Company's common stock as of December 31, 2000 as reported on the OTC Bulletin Board, which was $1.00, minus the exercise price.

Compensation of Directors

The Company's non-employee Directors are not currently compensated for attendance at Board of Directors meetings. Non-employee directors have been granted, on an ad hoc basis, stock options upon being appointed to the Board. The Company granted to each of the three non-employee directors options to purchase 25,000 shares of common stock in the year-ended December 31, 2000. The Company may adopt a formal director compensation plan in the future. All of the Directors are reimbursed for their expenses for each Board and committee meeting attended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT. The following table sets forth as of March 16, 2001, information regarding beneficial ownership of the Company's stock by each director and each executive officer, and by all directors and executive officers of the Company as a group. Each named person and all directors and executive officers as a group are deemed to be the beneficial owners of shares that may be acquired within 60 days upon exercise of stock options. Accordingly, the number of shares and percentages set forth next to the name of such person and all directors and executive officers as a group include the shares issuable upon stock options exercisable within 60 days. However, the shares so issuable upon such exercise by any such person are not included in calculating the percentage of shares beneficially owned by any other stockholder. Based in part upon the absence of any Schedule 13G or Schedule 13D filings, the Company is not aware of any other person or group with beneficial ownership in excess of 5% of the Common Stock.

                                               SHARES BENEFICIALLY OWNED
                                               -------------------------
                                           COMMON                  PREFERRED
                                           ------                  ---------
  NAME OF BENEFICIAL OWNER             NUMBER     PERCENT      NUMBER    PERCENT
  ------------------------             ------     -------      ------    -------
  Thomas Hemingway(1)                  1,944,609     10.9%         0          0%
  James H. Budd(2)                     1,404,715      8.1%         0          0%
  T. Richard Hutt(3)                   1,409,738      8.1%         0          0%
  Robert Way(4)                          466,857      2.7%         0          0%
  Norton Garfinkle(5)                  2,135,000     11.4%         0          0%
  David Lyons(6)                          36,700      0.2%         0          0%
  Robert Orbach(7)                        32,684      0.2%         0          0%
  All Directors and Executive Officers
    as a group (7 Persons)(8)          8,930,295     41.4%         0          0%

- ------------
(1) Includes 842,500 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable. Includes 111,395 shares owned by Ms. Detra Mauro Hemingway, the spouse of Mr. Hemingway.
(2) Includes 387,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.
(3) Includes 376,932 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.
(4) Includes 449,427 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.
(5) Includes shares held by a corporation and two trusts that are controlled by him and 1,675,000 shares which may be purchased pursuant to warrants which are currently exercisable.
(6) Includes 36,700 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.
(7) Includes 25,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.
(8)      Includes all of the shares and options referred to in notes (1) through
         (7) above.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 1, 1999, the Company acquired Kiss Software Corporation, a California corporation ("Kissco"). Donald C. Watters, Jr. was a major shareholder of Kissco and received in that acquisition 381,270 shares of Common Stock, and the Company also assumed a Kissco option entitling Mr. Watters to acquire 48,568 shares of Common Stock at a price of $ 2.11 per share. Robert B. Way was also a shareholder of Kissco and received in the acquisition 32,430 shares of Common Stock, and the Company also assumed a Kissco option entitling Mr. Way to acquire 19,427 shares of Common Stock at $2.11 per share.

On September 30, 1999, the Company acquired Oxford Media Corporation, a Delaware corporation, for 450,000 shares of the Company's Common Stock. Oxford Media Corporation was controlled by Mr. Norton Garfinkle. In addition, for consulting services and services as a director of the Company, Mr. Garfinkle received warrants to purchase 450,000 shares of Common Stock.

In March 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering a Reoffer Prospectus associated with certain Stock Option Agreements, Warrants, and Consulting Agreements. Certain executive Officers and Directors plus two unrelated parties were named as Selling Stockholders. The Company registered 505,700 shares, 300,000 shares and 18,000 shares related to Stock Options, Warrants, and Consulting Agreements, respectively.

On March 1, 2000, the Company entered into a License Agreement with Garfinkle Limited Partnership II, of which Norton Garfinkle, a director and shareholder of the Company, is a Partner. The License Agreement grants the Company the use of two patents for use in the video-on-demand segment of the Company's business. As consideration for the grant of license, Garfinkle Limited Partnership II was given a warrant for 950,000 shares of the Company's common stock plus the Company will pay a royalty of five percent of the gross revenue paid by end users as a result of the use of the Patents.

On June 14, 2000, the Company borrowed $450,000 from Norton Garfinkle, a director and shareholder, evidenced by an unsecured note bearing interest at eight percent and due on demand. On January 10, 2001, the Company renegotiated the terms of the terms of the note requiring Mr. Garfinkle to deliver to the Company a written notice at least 20 days prior to demand for repayment. In consideration of the change in payment terms, the Company issued to Mr. Garfinkle a warrant to purchase 250,000 shares of the Company's common stock.

On August 28, 2000, the Company loaned Thomas Hemingway, Chairman and Chief Executive Officer, and a director of the Company, the sum of $500,000 evidenced by a promissory note bearing interest at ten percent per annum, due and payable on February 24, 2001. As of the date hereof, $300,000 plus accrued interest remains outstanding, of which $300,000 was recorded in the Company's accounting records as income to Mr. Hemingway for the year-ended December 31, 2000.

                                     PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                        Page No.
Title of Documents
Report of Hansen, Barnett & Maxwell, Independent Certified Public
Accountants, on the December 31, 2000 and 1999 Financial
  Statements ..............................................................F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2000 and 1999 .........F-2

     Consolidated Statements of Operations for the Years Ended
       December 31, 2000 and 1999 .........................................F-3

     Consolidated Statements of Stockholders' Equity (Deficit) for the
       Years Ended December 31, 2000 and 1999 .............................F-4

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000 and 1999 .........................................F-6

Notes to Consolidated Financial Statements ................................F-7

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)  Reports on Form 8-K

The Company filed on December 18, 2000, on Form 8-K, notice of the following events:

       On September 26, 2000, the Company agreed to sell 200 shares of Series L Convertible Preferred Stock and Warrants to purchase 266,666 shares of Common Stock in exchange for cash in the amount of $2,000,000. Pursuant to that agreement, the Company sold 160 shares of Series L Convertible Preferred Stock and Warrants to purchase 213,334 shares of Common Stock for cash in the amount of $1,600,000. In addition to a cash payment of $16,000 and reimbursement of expenses, the Company issued 8 shares of Series L Convertible Preferred Stock and Warrants to purchase 200,000 shares of Common Stock for private placement fees.

       On December 6, 2000, related to the issuance of Secured Convertible Debentures, the Company agreed to amend the terms of the Series L Convertible Preferred Stock and the Warrants issued in connection with the Series L Convertible Preferred Stock to be consistent with the terms of Secured Convertible Debentures and related warrants, including the applicable conversion price and exercise price, issued in connection with the Secured Convertible Debentures.

       On November 3, 2000, the Company's Board of Directors authorized an amendment to the Company's Bylaws by replacing in full Article II,
       Section 4, "Notification of Business To Be Transacted at Meeting," and
       Article III, Section 2, "Number and Election of Directors

       On December 15, 2000, the Company filed a registration statement on Form S-3 to register 2,977,300 shares of common stock pursuant to a Registration Rights Agreement with the Initial Investors of Secured Convertible Debentures issued December 7, 2000.

(c) Exhibits

 Exhibit No.     Description
 2.5(1)          Agreement and Plan of Merger dated as of
                 February 26, 1999 among the Company; Kiss
                 Software Corporation, a California corporation
                 ("Kissco"); certain stakeholders,
                 of Kissco; and ESYN Kissco Acquisition
                 Corporation, a wholly-owned subsidiary of the
                 Registrant.

  2.6(2) Agreement and Plan of Reorganization dated as of September 30, 1999 among the Registrant, OMC
                 Acquisition Corp., a Delaware corporation, Oxford
                 Media Corp., a Delaware corporation ("OMC") and
                 Norton Garfinkle, individually and as trustee of each of The Gillian Garfinkle S Corporation Trust and The Nicholas Garfinkle S Corporation Trust.

 2.7(2)          Non-Exclusive License Agreement between Oxford
                 Management Corporation, a Nevada corporation, and Oxford Media Corporation.

 2.8(3) Registration Rights Agreement dated September 30, 1999 between the Company and Norton Garfinkle, individually and as trustee of each of The Gillian Garfinkle S Corporation Trust and The Nicholas Garfinkle S Corporation Trust

 2.9(4) Agreement of Purchase and Sale of Stock dated as of May 25, 1999 between the Registrant and Kilburn
                 Consultants, Inc., an Isle of Man corporation.

 3.1(3)          Restated Certificate of Incorporation of the Company

 3.3.1(5)        Bylaws (Effective November 15, 1999 as Amended November 3,
                 2000).

 4.1(6)          Form of Stock Certificate

 4.2(6)          Stock Option Agreement between the Company and Thomas Hemingway**

 4.3(6)          Stock Option Agreement between the Company and James H. Budd**

 4.4(6)          Stock Option Agreement between the Company and T. Richard Hutt**

 4.5(6)          Stock Option Agreement between the Company and David Lyons

 4.6(6)          Stock Option Agreement between the Company and Robert Way**

 4.7(6)          Warrant Agreement between the Company and Donald C. Watters, Jr.**

 4.8(6)          Warrant Agreement between the Company and David P. Noyes**

 4.9(6)          Consulting Agreement between the Company and Lee Puglisi

 4.10(6)         Consulting Agreement between the Company and Ryan Spencer

 4.11(7)         January 1999 Stock Plan**

 4.12(8)         Corporate Resolutions relating to January, 1999 Stock Plan**

 4.19.1(3)       Certificate of Designation - Series J Preferred Stock

 4.19.2(3)       First Amendment of Certificate of Designation - Series J
                 Preferred Stock

 4.19.3(3)       Second Amendment of Certificate of Designation - Series J
                 Preferred Stock

 4.20(9) Certificate of Designation of Relative Rights and Preferences of Series K Preferred Stock

 4.21(5)         Amended Certificate of Designation of Relative Rights and
                 Preferences of Series L Preferred Stock.

 4.22(10)        Form of Secured Convertible Debenture issued by the Registrant.

 4.23(11) Certificate of Designation of Relative Rights and Preferences of Series M Preferred Stock.

 10.7.1(12)      Employment Agreement dated as of March 1, 1999 between the
                 Company and Thomas Hemingway.**

 10.7.2(2)       Employment Agreement dated as of April 1, 1999 between the
                 Company and James H. Budd;
                 Employment Agreement dated as of April 1, 1999 between the
                 Company and T. Richard Hutt;
                 Employment Agreement dated as of April 1, 1999 between the
                 Company and Robert Way; and

 10.8(13)        1999 Stock Incentive Plan.**

 10.9(13) Form of Indemnification Agreement entered into with certain officers and directors of the Company.**

 10.10(13)       Standard Industrial/Commercial Multi-Tenant Lease agreement between the Company and Bixby Land Company for the Company's headquarters.

 10.11.1(13)     Series J Convertible Preferred Stock Purchase Agreement dated as of July 22, 1999 among the Company and the Purchasers named therein.

 10.11.2(13)     Amendment dated as of October 29, 1999 to the Series J
                 Convertible Stock Purchase Agreement among the Company and the
                 Purchasers named therein.

 10.12(13)       Registration Rights Agreement dated as of July 22, 1999 between the Company and initial Purchasers of Series J Convertible
                 Stock.

 10.13(13)       Form of Warrant issued in the placement of Series J
                 Preferred Stock.

 10.14(9) Series K Convertible Preferred Stock Purchase Agreement dated as of December 30, 1999 among the Registrant and the Purchasers named therein.

 10.15(9) Registration Rights Agreement dated as of December 30, 1999 among the Registrant and the Purchasers named therein

 10.16(9)        Form of Warrant issued in the placement of Series K
                 Preferred Stock.

 10.17(5) Series L Convertible Preferred Stock Purchase Agreement dated as of September 26, 2000 among the Registrant and the Purchasers named therein.

 10.18(5) Registration Rights Agreement dated as of September 26, 2000 among the Registrant and the Purchasers named therein.

 10.19(5)        Form of Warrant to Purchase Shares of Common Stock of the
                 Registrant related to the sale of Series L Convertible
                 Preferred Stock.

 10.20(10)       Securities Purchase Agreement dated as of December 7, 2000 among the Registrant and the Buyers named therein.

 10.21(10)       Registration Rights Agreement dated as of December 7, 2000 among the Registrant and the Buyers named therein.

 10.22(10)       Form of Warrant to Purchase Shares of common stock of the
                 Registrant issued by the Registrant in related to the issuance of Secured Convertible Debentures.

 10.23(10)       Warrant to Purchase 150,000 Shares of common stock of the
                 Registrant dated as of November 30, 2000 with an expiration date of November 30, 2005 issued by the Registrant to Trautman
                 Wasserman & Company Incorporated.

 10.24(11)       Series M Convertible Preferred Stock Purchase Agreement dated as of January 18, 2001 among the Registrant and the Purchasers named therein.

 10.25(11)       Registration Rights Agreement dated as of January 18, 2001 among the Registrant and the Purchasers named therein.

 10.26(11)       Form of Warrant to Purchase Shares of Common Stock of the
                 Registrant related to the sale of Series M Convertible
                 Preferred Stock.

 23.2*           Consent of Hansen Barnett & Maxwell.

 99.1(99.1)      Press Release on sale of SoftKat, Inc.

 99.2(99.2)      Press Release on proposed merger with Streamedia
                 Communications, Inc.

 99.3(99.3)      Press Release on date of record for merger with Streamedia
                 Communications, Inc.

 99.4*           Press Release on the termination of the merger with Streamedia
                 Communications, Inc.

- --------------
*   Filed herewith.

** Indicates management compensation arrangements.

   (1) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed April 19, 1999.
   (2) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed October 15, 1999.
   (3) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2 filed November 29, 1999.

   (4) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed February 8, 2000.
   (5) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed December 18, 2000.
   (6) Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed March 27, 2000.
   (7) Incorporated by reference to the 4.1 exhibit to the Company's Form S-8 filed February 1, 1999.
   (8) Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed February 1, 1999.
   (9) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed February 15, 2000.
  (10) Incorporated by reference to the like-numbered exhibit to the Registrant's Form S-3 filed December 15, 2000.
  (11) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed January 26, 2001.
  (12) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed August 19, 1999.
  (13) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2/A filed January 18, 2000.
  (99.1) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed June 25, 1999.
  (99.2) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed January 26, 2001.
  (99.3) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed March 1, 2001.

                       ESYNCH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    Page
     Report of Independent Certified Public Accountants             F-1

     Consolidated Balance Sheets - December 31, 2000 and 1999       F-2

     Consolidated Statements of Operations for the Years Ended
        December 31, 2000 and 1999                                  F-3

     Consolidated Statements of Stockholders' Equity (Deficit)
        for the Years Ended December 31, 1999 and 2000              F-4

     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2000 and 1999                            F-6

     Notes to Consolidated Financial Statements                     F-7

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



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders eSynch Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of eSynch Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eSynch Corporation and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has suffered substantial and recurring losses from operations and negative cash flows from operating activities. At December 31, 2000, the Company has negative working capital and a capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Hansen, Barnett & Maxwell
                                   -----------------------------
                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 8,  2001

                       ESYNCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,
                                              --------------------------
                                                  2000          1999
                                              ------------  ------------
                                     ASSETS
Current Assets
 Cash                                         $          -  $  1,319,971
 Accounts receivable, net of allowance
  for bad debt of $80,504 and $0                     8,414        19,153
 Notes receivable, net of allowance for
  bad debt of $350,929                               6,172             -
 Note receivable from affiliate, net of
  $300,000 compensation recognized                 200,000             -
 Inventory                                               -        15,943
 Other receivable                                        -        24,296
 Prepaid expense                                    22,154        21,814
                                              ------------  ------------
   Total Current Assets                            236,740     1,401,177
                                              ------------  ------------
Equipment, net of accumulated depreciation         724,435       621,638
Goodwill, net of accumulated amortization        2,467,434     4,142,901
Other assets, net of accumulated amortization      206,169       156,948
                                              ------------  ------------
Total Assets                                  $  3,634,778  $  6,322,664
                                              ============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Checks issued in excess of cash in bank      $    150,797  $          -
 Accounts payable                                  701,680       443,164
 Accrued liabilities                             1,961,044     1,345,597
 Accrued preacquisition liabilities                606,147       707,594
 Notes payable - current portion                    83,400        31,250
 Notes payable - related party                     450,000             -
Capital lease obligation - current portion          63,244             -
 Preferred dividends payable                       374,754       133,894
                                              ------------  ------------
   Total Current Liabilities                     4,391,066     2,661,499
                                              ------------  ------------
Long-Term Liabilities
 Capital lease obligation                          115,570             -
 Notes payable                                           -        77,150
 Convertible debentures                            500,000             -
                                              ------------  ------------
   Total Long-Term Liabilities                     615,570        77,150
                                              ------------  ------------
Stockholders' Equity (Deficit)
 Series J convertible preferred stock -
  $10,000 stated value per share;
  275 shares authorized; 139.5 shares
  and 275 shares outstanding, respectively;
  liquidation preference of $1,395,000           1,270,000     2,418,612
 Series K convertible preferred stock
  - $10,000 stated value per share;
  250 shares authorized; 81.5 shares and
  157.5 shares outstanding, respectively;
  liquidation preference of $815,000               690,000             -
 Series L convertible preferred stock -
  $10,000 stated value per share;
  210 shares authorized; no shares outstanding           -             -
 Series M convertible preferred stock -
  $10,000 stated value per share; 220 shares
  authorized; 172.8 shares outstanding;
  liquidation preference of $1,728,000           2,414,862             -
 Undesignated preferred stock - $0.001 par
  value, 399,055 shares authorized; no
  shares outstanding                                     -             -
 Common Stock - $0.001 par value; 50,000,000
  shares authorized; 13,234,757 and 10,505,464
  shares issued and outstanding                     13,235        10,506
 Additional paid-in capital                     38,628,990    17,044,450
 Deferred compensation                            (393,080)     (382,741)
 Accumulated deficit                           (43,995,865)  (15,506,812)
                                              ------------  ------------
   Total Stockholders' Equity (Deficit)         (1,371,858)    3,584,015
                                              ------------  ------------
Total Liabilities and Stockholders'
 Equity (Deficit)                             $  3,634,778  $  6,322,664
                                              ============  ============

The accompanying notes are an integral part of these financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended
                                                     December 31,
                                              ---------------------------
                                                  2000           1999
                                              ------------   ------------


Revenue                                       $    745,440   $    988,485
Cost of Products Sold                              100,486        529,576
                                              ------------   ------------
     Gross Profit                                  644,954        458,909
                                              ------------   ------------
Operating and Other Expenses
  General and administrative                     6,033,897      2,925,665
  Research and development                         493,406              -
  Stock issued for services                        977,722      1,685,000
  Stock-based compensation to employees
   and consultants                               2,268,396      2,975,309
  Amortization of patents                        5,127,529              -
  Impairment of patents                          6,976,801              -
  Amortization of goodwill                       1,674,976      1,300,626
  Interest expense                                 791,145         81,346
  Impairment loss on asset sold                          -        203,690
                                              ------------   ------------
     Total Operating and Other Expenses        (24,343,872)     9,171,636
                                              ------------   ------------
Other Income                                        90,935              -
                                              ------------   ------------
Loss Before Extraordinary Gain                 (23,607,983)    (8,712,727)

Extraordinary Gain from Debt Forgiveness            96,436         35,234
                                              ------------   ------------
Net Loss                                       (23,511,547)    (8,677,493)

Preferred Stock Dividends                       (4,977,506)    (1,178,065)
                                              ------------   ------------
Loss Applicable to Common Shareholders        $(28,489,053)  $ (9,855,558)
                                              ============   ============
Basic and Diluted Extraordinary Gain
 Per Common Share                             $       0.01   $          -

Basic and Diluted Loss Per Common Share       $      (2.43)  $      (1.10)
                                              ============   ============
Weighted Average Number of Common Shares
  Used in Per Share Calculation                 11,734,387      8,941,652
                                              ============   ============

The accompanying notes are an integral part of these financial statements.

                  ESYNCH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                       Total
                                   Preferred Stock        Common Stock      Additional                             Stockholders'
                                 -------------------  --------------------   Paid-in     Deferred     Accumulated      Equity
                                 Shares     Amount      Shares     Amount    Capital    Compensation    Deficit      (Deficit)
                                --------  ----------  ----------  --------  ----------  ------------ ------------- -------------
Balance - December 31, 1998            -           -   6,889,829  $ 6,889   $2,941,895  $         -  $ (5,651,254)  $(2,702,470)
Shares issued for cash                 -           -      75,000       75      149,925            -             -       150,000
Shares issued for services             -           -     972,500      972    1,698,378            -             -     1,699,350
Acquisition of Kiss Software
 Corporation                           -           -   1,428,134    1,429    3,964,142            -             -     3,965,571
Acquisition of Oxford Media
 Corporation                           -           -     450,000      450      719,550            -             -       720,000
Shares issued in settlement
 of suit                               -           -       9,303        9       31,517            -             -        31,526
Shares issued for notes
 receivable, satisfied through
 the conversion of notes
 and services                          -           -     235,377      236      485,833            -             -       486,069
Compensation related to the
 grant of stock options                -           -           -        -    3,358,050   (3,358,050)            -             -
Amortization of unearned
 compensation                          -           -           -        -            -    2,975,309             -     2,975,309
Exercise of warrants                   -           -      17,000       17       26,733            -             -        26,750
Conversion of notes payable
 and related accrued interest          -           -     228,322      229      583,998            -             -       584,227
Conversion of redeemable
 Series I preferred stock              -           -     199,999      200      879,799            -             -       879,999
Issuance of Series J convertible
  preferred stock and 196,875
  warrants, net of $237,500
  offering costs                   275.0   1,582,870           -        -      804,630            -             -     2,387,500
Issuance of Series K
  preferred stock and 112,500
  warrants, net of $100,000
  offering costs                   157.5           -           -       -     1,400,000            -             -     1,400,000
Amortization of discount on
  Series I preferred stock as
  a preferred dividend                 -           -           -       -             -            -      (279,999)     (279,999)
Amortization of discount on
  Series J preferred stock as
  a preferred dividend                 -     835,742           -       -             -            -      (835,742)            -
Preferred dividends accrued            -           -           -       -             -            -       (62,324)      (62,324)
Net loss                               -           -           -       -             -            -    (8,677,493)   (8,677,493)
                                --------  ----------  ----------  -------  -----------  -----------  ------------   -----------
Balance - December 31, 1999        432.5  $2,418,612  10,505,464  $10,506  $17,044,450  $  (382,741) $(15,506,812)  $ 3,584,015
                                ========  ==========  ==========  =======  ===========  ===========  ============   ===========

The accompanying notes are an integral part of these financial statements.

                    ESYNCH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                       Total
                                  Preferred Stock         Common Stock      Additional                              Stockholders'
                                -------------------   -------------------    Paid-in     Deferred    Accumulated       Equity
                                Shares     Amount       Shares    Amount     Capital   Compensation    Deficit        (Deficit)
                               --------  -----------  ----------  -------  -----------  ----------   ------------   ------------
Balance - December 31, 1999       432.5  $ 2,418,612  10,505,464  $10,506  $17,044,450  $ (382,741)  $(15,506,812)  $  3,584,015
Shares issued for cash                -            -     325,330      325      644,910           -              -        645,235
Shares issued for services            -            -     292,000      292      977,430           -              -        977,722
Shares issued in settlement
 of suit                              -            -      12,000       12       96,988           -              -         97,000
Shares issued for settlement
 of debt                              -            -      20,000       20            -           -              -             20
Compensation related to the
 grant of stock options and
 warrants                             -            -           -        -    2,278,735  (2,278,735)             -              -
Amortization of unearned
 compensation                         -            -           -        -            -   2,268,396              -      2,268,396
Exercise of warrants and
 options                              -            -   1,138,129    1,138       67,483           -              -         68,621
Issuance of Series K preferred
 stock and 37,500 warrants         55.0            -           -        -      400,000           -              -        400,000
Warrants issued for cash              -            -           -        -       15,000           -              -         15,000
Issuance of Series L preferred
 stock and 413,334 warrants       168.0    1,034,805           -        -      515,695           -              -      1,550,500
Amortization of discount on
 Series J preferred stock as
 a preferred dividend                 -      206,388           -        -            -           -       (206,388)             -
Amortization of discount on
 Series K preferred stock as
 a preferred dividend                 -    2,000,000           -        -            -           -     (2,000,000)             -
Amortization of discount on
 Series L preferred stock as
 a preferred dividend                 -      565,195           -        -            -           -       (565,195)             -
Conversion of Series J
 preferred stock                 (135.5)  (1,355,000)    500,287      500    1,384,919           -              -         30,419
Conversion of Series K
 preferred stock                 (131.0)  (1,310,000)    441,547      442    1,343,763           -              -         34,205
Warrants issued and modified
 and beneficial conversion
 feature modified upon
 conversion of Series L
 preferred stock into Series
 M preferred stock                  4.8      814,862           -        -    1,002,765           -     (1,817,627)             -
Warrants and beneficial
 conversion feature issued
 with convertible debentures,
 net of $73,225 offering
 costs                                -            -           -       -       482,389           -              -        482,389
Warrants issued with bridge
 notes                                -            -           -       -       232,258           -              -        232,258
Warrants issued for patents
 acquisition from related
 party and modification of
 warrants                             -            -           -       -    12,104,330           -              -     12,104,330
Modification of warrants              -            -           -       -        37,875           -              -         37,875
Series J preferred stock
 dividend accrual                     -            -           -       -             -           -       (245,505)      (245,505)
Series K preferred stock
 dividend accrual                     -            -           -       -             -           -       (118,824)      (118,824)
Series L preferred stock
 dividend accrual                     -            -           -       -             -           -        (23,967)       (23,967)
Net loss                              -            -           -        -            -           -    (23,511,547)   (23,511,547)
                               --------  -----------  ----------  -------  -----------  ----------   ------------   ------------
Balance - December 31, 2000       393.8  $ 4,374,862  13,234,757  $13,235  $38,628,990  $ (393,080)  $(43,995,865)  $ (1,371,858)
                               ========  ===========  ==========  =======  ===========  ==========   ============   ============

The accompanying notes are an integral part of these financial statements.

                    ESYNCH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended
                                                         December 31,
                                                   ------------------------
                                                      2000         1999
                                                   ------------  ------------
Cash Flows From Operating Activities
  Net loss                                         $(23,511,547) $ (8,677,493)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                      281,862       104,975
     Amortization of goodwill                         1,674,976     1,292,293
     Amortization of patents                          5,127,529             -
     Amortization of debt discount                      454,164             -
     Impairment of patents                            6,976,801             -
     Write off of inventory                              15,943             -
     Write off of acquisition costs                     275,000             -
     Increase on allowance for doubtful accounts        424,504             -
     Note receivable settled for services                     -       202,635
     Stock issued for services                          977,722     1,685,000
     Stock issued for settlement of lawsuit              97,000        31,526
     Stock based compensation                         2,268,396     2,975,309
     Additional compensation on modification
      of warrants                                        37,875
     Interest expense on bridge loan
      paid with warrants                                232,258             -
     Forgiveness of debt                                (96,436)      (33,254)
     Payment of expenses by employee                          -        26,750
     Changes in operating assets and liabilities:
        Accounts receivable                             (69,765)      (19,153)
        Inventory                                             -        93,646
        Other receivables                                23,124             -
        Prepaid expenses                                   (340)       30,858
        Other assets                                    (85,586)      (41,849)
        Accounts payable                                409,733      (414,845)
        Accrued liabilities                             527,624       133,242
                                                   ------------  ------------
  Net Cash Used in Operating Activities              (3,959,163)   (2,610,360)
                                                   ------------  ------------
Cash Flows From Investing Activities
  Loan made to affiliate                               (500,000)      (24,297)
  Acquisition of property and equipment                (149,194)     (165,974)
  Advance to Kiss previous to acquisition                     -       (50,000)
  Loans made to potential acquisition company          (324,000)            -
  Cash acquired in acquisition of Kiss Software               -        46,994
  Proceeds from sale of SoftKat, Inc.                         -        50,000
                                                   ------------  ------------
  Net Cash Used in Investing Activities                (973,194)     (143,277)
                                                   ------------  ------------
Cash Flows From Financing Activities
  Stock issued for cash                                 645,235       150,000
  Proceeds from the issuance of warrants                933,640             -
  Proceeds from the exercise of options
   and warrants                                          68,621             -
  Proceeds from issuance of preferred
   shares, net of costs                               1,228,085     3,787,500
  Proceeds from borrowings                            1,615,334       533,567
  Payment on capital lease obligation                   (20,195)            -
  Payments on notes payable                            (858,334)     (398,872)
                                                   ------------  ------------
  Net Cash Provided by Financing Activities           3,612,386     4,072,195
                                                   ------------  ------------
Net Increase (Decrease) In Cash                      (1,319,971)    1,318,558

Cash - Beginning of Year                              1,319,971         1,413
                                                   ------------  ------------
Cash - End of  Year                                $          -  $  1,319,971
                                                   ============  ============


Supplemental cash flow information and noncash investing and financing activities - Note 8

The accompanying notes are an integral part of these financial statements.

                 ESYNCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

The primary activities of eSynch Corporation (eSynch or the Company) have consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eSynch and of its wholly owned subsidiary, Intermark Corporation, for all periods presented, and the accounts of its wholly owned subsidiaries, Kiss Software Corporation and Oxford Media Corporation, from the dates of their acquisitions on April 1, 1999 and September 30, 1999, respectively. All inter-company transactions and balances have been eliminated in consolidation. Amounts presented at December 31, 1999 have been adjusted to conform to the December 31, 2000 presentation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at December 31, 2000 in the amount of $43,995,865. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's debt, common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CONCENTRATION OF RISK AND MAJOR CUSTOMERS - The Company operates exclusively in the software industry; accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to a concentration of market risk. Sales to any customer in 2000 and 1999 did not exceed 10% of total sales.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as accounts receivable, notes receivable, checks issued in excess of cash in bank, accounts payable, accrued liabilities, accrued preacquisition liabilities, notes payable, capital lease obligation and convertible debentures are considered to be reasonable approximations of their fair values. The fair value estimates were based on the near term nature of certain of the financial instruments and on market information available to management at the time of the preparation of the financial statements.

INVENTORY - Inventory was stated at the lower of cost or market. Cost was determined using the first-in, first-out method. At December 31, 1999, the inventory balance consisted of packaged software. During the year ended December 31, 2000 the Company wrote off the $15,943 balance of inventory as it had become obsolete.

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

ADVERTISING COSTS - Advertising costs have been recognized as expense when incurred, and amounted to $301,674 and $65,617 during the years ended December 31, 2000 and 1999, respectively

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options convertible preferred stock and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share.

As of December 31, 2000 and 1999, there were 139.5 and 275 shares of Series J convertible preferred shares, 81.5 and 157.5 shares of Series K convertible preferred, respectively. As of December 31, 2000, there were 172.8 shares of Series M convertible preferred and $500,000 of secured convertible debentures. As of December 31, 2000 and 1999, there were options and warrants to purchase 8,035,930 and 4,072,309 shares of common stock, respectively. These items were not included in the calculation of diluted loss per share for the years ended December 31, 2000 and 1999, as they would have been anti-dilutive, thereby decreasing the loss per share.

REVENUE RECOGNITION - The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, products purchased from publishers are accounted for as consigned product from publishers and the related cost is not reflected in the financial statements with the exception of software inventory owned by the Company. Revenue from DVD video encoding, compression and authoring and video-on-demand services is recognized when the product or services are completed and the products are transmitted or shipped to the customer.

NOTE 2--ACQUISITIONS

KISS SOFTWARE - Effective April 1, 1999, the Company completed the acquisition of Kiss Software Corporation, a California corporation engaged in the wholesale and retail distribution of computer and Internet utility software products. Under the agreement, shareholders of Kiss agreed to exchange each of their common shares for 0.181557136 common shares of eSynch and each of their preferred shares for 0.4183964 common shares of eSynch. The exchange resulted in the Company issuing 1,428,134 common shares to Kiss shareholders. The Company also issued 163,187 options in conjunction with the purchase. These options are exercisable at $2.11 per share. The acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common stock and options issued, has been estimated at $3,965,571. Of this amount, $3,568,908 is applicable to the common stock issued in the Kiss acquisition and $396,663 is applicable to the stock options issued to the Kiss employees. The purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $5,315,094, which was recognized as goodwill. Amortization of goodwill recognized during the years ended December 31, 2000 and 1999 was $1,635,009 and $1,282,301, respectively. Goodwill is being amortized over approximately three years on a straight-line basis.

OXFORD MEDIA - Effective September 30, 1999, the Company completed the acquisition of Oxford Media Corp. ("Oxford"), engaged in DVD video encoding, compression and authoring. Under the Agreement the shareholders of Oxford exchanged all the outstanding shares of Oxford common stock for 450,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and the purchase price of the acquired assets was computed to be $720,000 which was attributed to the assets acquired including software licenses in the amount of $100,000 and goodwill in the amount of $119,900. Oxford received a nonexclusive license from Oxford Management Corporation, a Nevada corporation, which is a license of proprietary software and source code for a video-on-demand hotel pay-per-view system. The value of the software license is included in other assets and is being amortized over three years. Amortization of the software license recognized during the years ended December 31, 2000 and 1999 was $33,333 and $8,333, respectively. The goodwill is also being amortized over three years. Amortization of goodwill recognized during the years ended December 31, 2000 and 1999 was $39,967 and $9,993, respectively.

NOTE 3 -  NOTES RECEIVABLE

Note receivable from affiliate consists of a $500,000 loaned to an officer-director during the year ended December 31, 2000. The note bears 10% interest and was due February 26, 2001. Subsequent to year-end the Company received a payment on $200,000 on this note. At December 31, 2000, the Company treated the remaining $300,000 of the note receivable as compensation to the shareholder and recorded an accrual for payroll taxes. Additionally, the Company reserved $17,123 of accrued interest as of December 31, 2000.

On June 14, 2000, the Company signed a letter of intent to acquire eLiberation.com Corporation ("eLiberation.com"). In June, 2000, the Company advanced $250,000 to eLiberation.com under a short-term, secured note due August 31, 2000. On July 21, 2000 the Company advanced an additional $30,000 to eLiberation.com under the existing terms and due date. On August 25, 2000 the Company agreed to extend the due date of the note to November 30, 2000 based upon the agreement by eLiberation.com to deliver certain marketing promotions for the Company. Effective August 31, 2000, the Company exercised its option to terminate the acquisition. The Company elected to reserve $275,000 of this note at December 31, 2000 as an acquisition cost based on the initial amount was advanced in connection with an anticipated acquisition. At December 31, 2000, the Company reserved accrued interest at $14,647.

During the year ended December 31, 2000, the Company advanced a total of $144,000 to certain members of management. At December 31, 2000, the Company reserved the $44,000 as uncollectible.

NOTE 4 - EQUIPMENT

Equipment consisted of the following at December 31, 2000 and 1999:

                                             2000         1999
                                          ----------   ----------
     Furniture and fixtures               $   87,398   $   58,752
     Computer equipment                      663,120      592,049
     Leasehold improvements                   78,114       28,637
     Equipment under capital lease           199,010            -
                                          ----------   ----------
     Total Cost                            1,027,642      679,438
                                          ----------   ----------
     Less Accumulated Depreciation          (303,207)     (57,800)
                                          ----------   ----------
     Net Equipment                        $  724,435   $  621,638
                                          ==========   ==========

Depreciation expense for the years ended December 31, 2000 and 1999 was $248,336 and $96,642 respectively.

NOTE 5 - PURCHASE OF PATENT RIGHTS

On March 1, 2000, the Company entered into a licensing agreement with a related party to license two patents in exchange for certain royalties and contingently issuable warrants. The patents relate to the broadcast, playback and limited use capability of Internet streaming media and video. The licensing agreement gave the Company the exclusive rights to the use of the patents until January 1, 2002, after which time, the licensing agreement becomes non-exclusive. As consideration for the licensing agreement, the Company issued 950,000 fully paid warrants to receive shares of common stock. The warrants were held in escrow until January 1, 2001 because, under the agreement, the Company had the option to cancel the warrants and the licensing agreement at any time before January 1, 2001. As a result, no amounts were recognized for the warrants and the patents until the fourth quarter of 2000 when management determined to not cancel the licensing agreement. The market value of the Company's common stock was $12.75 per share on March 1, 2000. The warrants were valued at $12,104,330, using the Black_Scholes option pricing model with the following weighted-average assumptions: 5.0% risk_free interest rate, 0% expected dividend yield, 127% volatility and 3.0 years estimated life. The Company determined that the useful life of the patents was approximately two years and during the year ended December 31, 2000 amortized $5,127,529 of the patents.

On December 29, 2000 the warrants were modified to increase the exercise price to $0.50 per share. The modified warrants became exercisable on January 10, 2001 and expire if not exercised on January 10, 2004 No additional value to the patents was recorded as a result of this modification.

At December 31, 2000, management evaluated the patents for impairment and, based on an analysis of estimated future cash flows from the patents, management determined that the patents were impaired. Accordingly, the Company recognized an impairment loss in the amount of the $6,976,801 to reduce the remaining unamortized carrying value of the patents to their estimated discounted net future cash flows.

NOTE 6 - ACCRUED LIABILITIES

The pre-acquisition liabilities represent liabilities assumed at the time of the acquisition of Innovus Corporation (now eSynch Corporation) and the reorganization of Intermark Corporation in 1996. No claims have been made against these items during the year ended December 31, 2000. During the year 2000, the Company reduced the reserve by $27,500 from cash payments and $96,436 based on items in which the statute of limitations of four years had expired. The Company negotiated reductions in accounts payable and accrued liabilities during the year ended December 31, 1999. The amount of the debt forgiveness for the year ended December 31, 1999 was $35,234. The gains from debt forgiveness during 1999 and 2000 have been accounted for as an extraordinary gain in the accompanying financial statements.

Included in accrued liabilities at December 31, 2000 are $638,740 in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:

                                                          December 31,
                                                     ----------------------
                                                        2000       1999
                                                     ----------  ----------
10% Convertible note payable to a shareholder;
  unsecured; due on demand                           $  450,000  $        -
8% Convertible debentures; secured by all
  the assets of the the Company; due on
  December 7, 2003                                      500,000           -
7% Note payable to a shareholder; interest due
  quarterly; principal payable $14,754 quarterly
  beginning March 2001; unsecured                        77,150      77,150
10% Series A Convertible debentures; secured by
  all assets of the Company; due on demand                    -      25,000
10% Note payable to a shareholder; payable on
  demand; unsecured                                       6,250       6,250
                                                     ----------  ----------
Total Notes Payable                                  $1,033,400  $  108,400
                                                     ==========  ==========

Annual maturities of notes payable and convertible debentures, for the years ending December 31, are as follows:

          2001                    $533,400
          2002                           -
          2003                     500,000

At December 31, 2000, the Company has $450,000 due under a promissory note to a shareholder and a member of the Board of Directors. The note bears an interest rate of 10%. The note was entered into on June 14, 2000 and was originally due on September 12, 2000. At December 31, 2000, the note was in default. Subsequent to year end, the Company issued a warrant to purchase 250,000 shares of common stock to this shareholder. In return the shareholder agreed to extend the terms of the note. Currently the note is due on demand with 20 days prior written notice.

The 10% Series A Convertible Debentures in the amount of $25,000 each were issued in April 1998 to three shareholders. The note holders were entitled, to convert the debenture principal amounts, together with accrued interest, into shares of the Company's common stock at $1.25 per share. During 1999, two of the note holders converted their debentures into common stock. In 1999, the remaining note was extended by the holder to be due on March 31, 2000. The remaining $25,000 note was converted into 20,000 shares of common stock during the year ended December 31, 2000.

Prior to the closing of the Series L convertible preferred stock offering, the Company borrowed $1,000,000 as bridge loans from the investors. In connection with this borrowing, the Company issued 75,000 warrants at exercise prices ranging from $3.50 to $4.50 for interest on the bridge loans. The Company recorded $232,258 in interest expense related to these warrants during the year ended December 31, 2000. On September 29, 2000, the Company transferred the $1,000,000 bridge loans to the Series L convertible preferred stock.

SECURED CONVERTIBLE DEBENTURES

On December 7, 2000 the Company issued Secured Convertible Debentures ("Debentures") in the amount of $500,000. The Debentures bear interest rate at 8% per annum and are due on December 7, 2003. The Company received $438,000 in proceeds, net of issuance costs of $62,000. In connection with these Debentures, the Company issued warrants to purchase 250,000 shares of common stock at $1.375 per share. The placement agent received a cash commission of 8% of the gross proceeds equaling $40,000 and warrants to purchase 62,500 shares of the Company's common stock at an exercise price of $1.375 per share. Under the terms of a registration rights agreement the Company agreed to bear the costs of registering the common stock underlying the conversion of the Debentures and the exercise of the warrants.

The Debentures became convertible into common stock on the date of issuance and are convertible into the number of shares of common stock determined by dividing the face amount of the debentures by the conversion price, computed as the lower of $1.375 per common share or 78% of the average of the three lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Debentures not converted on the third anniversary of the issuance date will be automatically converted into common stock, subject to extensions by the Company for certain events.

The Debenture holders received a beneficial conversion feature on the dates of issuance. The value of the beneficial conversion feature was determined as the difference between the fair value of the Company's common stock per share and the conversion price, multiplied by the number of shares of common stock into which the Debentures are convertible. The value of the beneficial conversion feature was $286,164 and was recognized as additional paid-in capital.

The warrants are exercisable from the date of issuance through December 7, 2005. The fair value of the warrants on the date issued was $507,250 ($101,450 was allocated to the warrants issued to the placement agent) determined using the Black_Scholes option pricing model with the following weighted-average assumptions: 5.26% risk_free interest rate, 0% expected dividend yield, 149.8% volatility and 5.0 years estimated life. The Company capitalized a portion of the amounts paid to the placement agent and a portion of the value of the warrants issued to the placement agent, as debt issue costs. As a result, the Company recorded $90,225 in debt issue costs and is amortizing these costs over the three year term of the Debentures. During the year ended December 31, 2000, amortization expense was $1,978.

The net proceeds from the Debenture offering were allocated to the securities issued based upon their relative fair values and resulted in allocating $45,836 to the Debentures (after allocating $90,225 to debt issue costs), $286,164 to the beneficial conversion feature and $196,225 to the warrants (net of $73,225 offering costs). The amount allocated to the warrants was recognized as additional paid-in capital. The Debentures were convertible at the date of issuance; therefore, the $454,164 debt discount was charged to interest expense at the date of issuance.

Interest on the Debentures is accrued at the rate of 8% per annum. Interest is not required to be paid until conversion, payment or until an acquisition of the Company occurs. The Company has the option of paying accrued interest either in cash or in common shares, based on the conversion price then in effect. To date, the Company has not paid any interest on the Debentures. Accrued interest payable on the balance sheet date was estimated based on the fair value of the number of shares of common stock issuable using the current conversion price. At December 31, 2000 accrued interest on the Debentures was $3,398.

The Company may redeem the Debentures on ten days written notice to the holders of the Debentures and by payment of an amount equal to 120% of the principal, plus accrued interest. If the Company is in default of one or more defined conditions of the Debentures, the holders of the Debentures may demand the immediate payment of the Debentures at 120% of their fair amount, plus accrued interest.

RELATED PARTY NOTES PAYABLE - During 1999, the Company converted a note to an officer and shareholder into shares of the Company's common stock. Interest accrued on the note at the rate of 7%. The note and outstanding interest were settled with the issuance of 79,921 shares of common stock at $2.81 per share.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL CASH FLOW INFORMATION - The Company paid $16,869 and $35,023 for interest during the years ended December 31, 2000 and 1999, respectively.

NONCASH INVESTING AND FINANCING ACTIVITIES - During year ended December 31, 2000, the Company amortized the discounts of the Series J, Series K, Series L and Series M preferred stock as a dividend. The amount of the amortization was $4,589,210. The Company converted $1,355,000 of Series J Preferred stock and $1,310,000 of Series K Preferred stock into 941,834 shares of common stock. Equipment under capital lease of $199,910 was acquired under the terms of a capital lease obligation.

During 1999, the Company issued shares of common stock for services that had not yet been performed. The value of these services was $14,350 and has been classified as deferred compensation. Amortization of the discount on the Series J preferred stock in the amount of $835,742 was recognized as preferred dividends. Notes payable of $520,082 and related accrued interest of $64,145 were converted into shares of common stock. Also, $283,434 of notes payable were offset against a note receivable from shareholders. Preferred shareholders converted 600,000 shares of redeemable Series I preferred stock carried at $600,000 into 199,999 shares of common stock. The Company recognized a beneficial conversion feature of $279,999 as a preferred divided on the Series I conversion.

On May 25, 1999, the capital stock of SoftKat was sold to a third party for $50,000 cash which resulted in the recognition of an impairment loss of $2,323,841. The subsequent sale and resulting loss provided evidence of conditions that existed at December 31, 1998; therefore, an impairment loss was recognized in 1998. The impairment loss was determined by the excess of the carrying amount of the assets in excess of the $50,000 collected and the amount of the related liabilities. The carrying amount of the assets sold was $4,552,847 and the related liabilities were $4,502,847. An additional impairment loss of $203,690 was recognized during 1999 for the actual carrying value of the SoftKat assets and liabilities at the date of sale.

NOTE 9 - INCOME TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at December 31, 2000 and 1999 are shown below:

                                              2000         1999
                                           -----------  -----------
     Operating loss carry forwards         $ 7,181,306  $ 2,838,506
     Stock-based compensation                        -    1,378,442
     Valuation Allowance                    (7,181,306)  (4,216,948)
                                           -----------  -----------
     Net Deferred Tax Asset                $         -  $         -
                                           ===========  ===========

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of approximately $17,900,000 which will expire beginning in the year 2011 through 2020. The valuation allowance increased by $2,964,358 and $2,864,302 during the years ended December 31, 2000 and 1999, respectively, from operations and, in 1999, by $162,097 as a result of the purchase of Kiss Software Corporation.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.

                                             For the Years Ended
                                                 December 31,
                                           ------------------------
                                              2000         1999
                                           -----------  -----------
          Benefit at statutory rate (34%)  $(7,993,926) $(2,950,348)
          Amortization of goodwill             675,015      520,794
          Amortization of patents            2,066,394            -
          Impairment of patents              2,811,651            -
          Loss on disposition of SoftKat             -       82,087
          Stock-based compensation             914,164      (27,757)
          Other                                 43,571       57,604
          Change in valuation allowance      2,964,358    2,864,302
          State tax benefit, net of federal
            tax effect                      (1,481,227)    (546,682)
                                           -----------  -----------
          Provision for Income Taxes       $         -  $         -
                                           ===========  ===========

NOTE 10 - STOCKHOLDERS' EQUITY

SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company was authorized to issue 600,000 shares of Series I redeemable convertible preferred stock. The Series I redeemable convertible preferred stock was issued during 1998 and had a liquidation preference of $1.00 per share. The Company was required to redeem 200,000 shares of the preferred stock at $1.00 per share upon obtaining financing of $1,500,000 or more from any source and to redeem an additional 200,000 shares of preferred stock upon obtaining an additional $3,000,000 in funding. Dividends on the preferred stock were payable prior to and in preference to any declaration or payment of any dividends on the common stock, when, as, and if declared by the Board of Directors. However, there is no stated dividend rate.

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

SERIES J CONVERTIBLE PREFERRED STOCK
From August through October 1999, the Company issued Series J convertible preferred stock at a price of $10,000 per share in a private placement offering. The Company received $2,387,500 in net proceeds (net of $237,500 offering and estimated registration costs) in exchange for the issuance of 262.5 shares of Series J convertible preferred stock and warrants to purchase 196,875 shares of common stock at a weighted-average exercise price of $3.86 per share. The placement agent received a cash commission of 5% of the gross proceeds and expense reimbursement equaling $137,500 and 12.5 shares of Series J convertible preferred stock. Under the terms of a registration rights agreement the Company agreed to bear the costs of registering the common stock underlying the conversion of the preferred stock and the exercise of the warrants.

The Series J convertible preferred stock became convertible into common stock 90 days after issuance and is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $3.50 per common share or 80% of the average of the six lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series J convertible preferred shares not converted on the third anniversary of the issuance dates will be automatically converted into common stock, subject to extensions by the Company for certain events.

The Series J convertible preferred shareholders received a beneficial conversion feature on the dates of issuance. The value of the beneficial conversion feature was determined as the difference between the fair value of the Company's common stock per share and the conversion price, multiplied by the number of shares of common stock into which the Series J convertible preferred stock were convertible. The value of the beneficial conversion feature was $285,714 and was recognized as additional paid-in capital.

The warrants are exercisable from the dates of issuance through October 29, 2002. The fair value of the warrants on the dates issued was $518,916 determined using the Black_Scholes option pricing model with the following weighted-average assumptions: 5.0% risk_free interest rate, 0% expected dividend yield, 143% volatility and 3.0 years estimated life. The net proceeds from the offering were allocated to the Series J convertible preferred stock and the warrants based upon their relative fair values and resulted in allocating $1,582,870 to the Series J convertible preferred stock, net of the $285,714 beneficial conversion feature, and $518,916 to the warrants. The amount allocated to of the warrants was recognized as additional paid-in capital.

The difference between the total stated value of Series J convertible preferred stock of $2,625,000 and the amount allocated to the Series J convertible preferred stock was recognized as a discount on the Series J convertible preferred stock of $1,042,130. The discount was amortized as additional preferred stock dividends from the dates of issuance to January 28, 2000, the date which the Series J convertible preferred stockholders had the right to convert their shares, and resulted in the Company recognizing $206,388 and $835,742 of preferred dividends during the years ended December 31, 2000 and 1999, respectively.

Dividends on the Series J convertible preferred stock are cumulative and accrue at the rate of 7% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends were determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable on the balance sheet date were estimated based on the fair value of the number of shares of common stock issuable using the current conversion price, and totaled $242,961 and $133,894 at December 31, 2000 and 1999, respectively. Series J convertible preferred stock dividends accrued during the years ended December 31, 2000 and 1999 were $245,505 and $62,324, respectively.

The Series J convertible preferred stock has a liquidation preference of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends.

During the year ended December 31, 2000, holders of Series J convertible preferred stock converted a total of 135.5 preferred shares valued at $1,355,000 and received 500,287 common shares including 8,416 shares issued in payment of $30,419 accrued dividends. Additional accrued dividends remain unpaid on converted Series J convertible preferred stock.

Series K Convertible Preferred Stock
- ------------------------------------
In December 1999 and January 2000, the Company issued Series K convertible preferred stock at a price of $10,000 per share in a private placement offering. The Company received $1,800,000 in net proceeds (net of $200,000 offering and estimated registration costs) in exchange for the issuance of 200 shares of Series K convertible preferred stock and warrants to purchase 150,000 shares of common stock at a weighted-average exercise price of $7.94 per share. The placement agent received a cash commission of 5% of the gross proceeds equaling $75,000 and 12.5 shares of Series K convertible preferred stock. Under the terms of a registration rights agreement the Company agreed to bear the costs of registering the common stock underlying the conversion of the preferred stock and the exercise of the warrants.

The Series K convertible preferred stock became convertible into common stock 120 days after issuance and is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $3.50 per common share or 80% of the average of the six lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series K convertible preferred shares not converted on the third anniversary of the issuance dates will be automatically converted into common stock, subject to extensions by the Company for certain events. The Company is obligated, at its expense, to register the common stock issuable upon conversion of the Series K preferred shares within 150 days of the issued date or the investors will be entitled to a registration payment equal to 2% of the purchase price for the first 30 days the Company is tardy and 3% for every 30-day period thereafter.

The Series K convertible preferred shareholders received a beneficial conversion feature on the dates of issuance. The value of the beneficial conversion feature was determined as the difference between the fair value of the Company's common stock per share and the conversion price, multiplied by the number of shares of common stock into which the Series K convertible preferred stock were convertible. The value of the beneficial conversion feature was $970,102 and was recognized as additional paid-in capital.

The warrants are exercisable on the date of issuance. The fair value of the warrants on the dates issued was $829,898 determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.0% risk-free interest rate, 0% expected dividend yield, 148.0% volatility and 3.0 years estimated life. The net proceeds from the offering were allocated to the Series K convertible preferred stock and the warrants based upon their relative fair values and resulted in allocating $0 to the Series K convertible preferred stock, net of the $970,102 beneficial conversion feature, and $829,898 to the warrants. The amount allocated to the warrants was recognized as additional paid-in capital.

The difference between the total stated value of Series K convertible preferred stock of $2,000,000 and the amount allocated to the Series K convertible preferred stock was recognized as a discount on the Series K convertible preferred stock of $2,000,000. The discount was amortized as additional preferred stock dividends from the dates of issuance to April 29, 2000, the date which the Series K convertible preferred stockholders had the right to convert their shares, and resulted in the Company recognizing $2,000,000 and $0 of preferred dividends during the years ended December 31, 2000 and 1999, respectively.

Dividends on the Series K convertible preferred stock are cumulative and accrue at the rate of 7% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends were determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable on the balance sheet date were estimated based on the fair value of the number of shares of common stock issuable using the current conversion price, and totaled $107,826 and $0 at December 31, 2000 and 1999, respectively. Series K convertible preferred stock dividends accrued during the years ended December 31, 2000 and 1999 were $118,824 and $0, respectively.

The Series K convertible preferred stock has a liquidation preference of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends upon 30 days notice.

During the year ended December 31, 2000, holders of Series K Convertible Preferred Stock converted a total of 131 preferred shares valued at $1,310,000 and received 441,547 common shares including 6,259 shares issued in payment of $34,205 accrued dividends. Additional accrued dividends remain unpaid on converted Series K convertible preferred stock.

Series L Convertible Preferred Stock
- ------------------------------------
On September 29, 2000, the Company issued Series L convertible preferred stock at a price of $10,000 per share in a private placement offering. The Company received $1,550,500 in net proceeds (net of $49,500 offering and estimated registration costs) in exchange for the issuance of 160 shares of Series L convertible preferred stock and warrants to purchase 213,334 shares of common stock at a weighted- average exercise price of $5.00 per share. The placement agent received a cash commission of 1% of the gross proceeds equaling $16,000, eight shares of Series L convertible preferred stock and warrants to purchase 200,000 shares of common stock at an exercise price of $3.33. Under the terms of a registration rights agreement the Company agreed to bear the costs of registering the common stock underlying the conversion of the preferred stock and the exercise of the warrants.

The Series L convertible preferred stock became convertible into common stock 90 days after issuance and is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $3.75 per common share or 90% of the average of the three lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series L convertible preferred shares not converted on the third anniversary of the issuance dates will be automatically converted into common stock, subject to extensions by the Company for certain events.

The Series L convertible preferred shareholders received a beneficial conversion feature on the dates of issuance. The value of the beneficial conversion feature was determined as the difference between the fair value of the Company's common stock per share and the conversion price, multiplied by the number of shares of common stock into which the Series L convertible preferred stock were convertible. The value of the beneficial conversion feature was $100,861 and was recognized as additional paid-in capital.

The warrants are exercisable from the dates of issuance through September 29, 2005. The fair value of the warrants on the dates issued was $1,141,657 determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.85% risk-free interest rate, 0% expected dividend yield, 157.4% volatility and 5.0 years estimated life. The net proceeds from the offering were allocated to the Series L convertible preferred stock and the warrants based upon their relative fair values and resulted in allocating $1,034,805 to the Series L convertible preferred stock, net of the $100,861 beneficial conversion feature, and $414,834 to the warrants. The allocated value of the warrants was recognized as additional paid- in capital.

The difference between the total stated value of Series L convertible preferred stock of $1,600,000 and the net amount allocated to the Series L convertible preferred stock was recognized as a discount on the Series L convertible preferred stock of $565,195. The discount was amortized over the 90-day period following the date of issuance as additional preferred stock dividends, and resulted in the Company recognizing $565,195 of preferred dividends during the year ended December 31, 2000.

Dividends on the Series L convertible preferred stock were cumulative and accrued at the rate of 5% per annum through January 22, 2001. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. During the year ended December 31, 2000, no shares of Series L Convertible Preferred Stock were converted into common shares. As explained below, the Series L convertible preferred shares were converted into Series M convertible preferred shares effectively on December 7, 2000. However, Series L convertible preferred dividends were accrued through December 31, 2000 and were estimated based on the fair value of the number of shares of common stock issuable using the current conversion price and totaled $23,967.

Series M Convertible Preferred Stock
- ------------------------------------
On December 7, 2000, the Company agreed with the Series L convertible preferred stockholders to modify the terms of the Series L convertible preferred stock and the related warrants to be equal to the terms of the convertible debentures and related warrants issued that day. To effect the modification, the 168 outstanding shares of Series L convertible preferred stock were converted into 168 shares of Series M convertible preferred stock and the related 213,334 warrants to purchase common stock at prices ranging from $4.00 to $6.00 were increased to 800,000 warrants to purchase common stock at $1.375 per share. The placement agent received 4.8 additional shares of Series M convertible preferred stock in connection with the conversion and the exercise price of the 200,000 warrants previously issued to the placement agent was decreased from $3.33 per share to $1.375 per share. Under the terms of a modified registration rights agreement the Company agreed to bear the costs of registering the common stock underlying the conversion of the preferred stock and the exercise of the warrants.

The Series M convertible preferred stock became convertible into common stock on the date of issuance and is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $1.375 per common share or 78% of the average of the three lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series M convertible preferred shares not converted on the third anniversary of the issuance dates will be automatically converted into common stock. By modifying the terms of the beneficial conversion feature when the value of the common stock was $1.75 per share, the beneficial conversion feature was increased by $814,862. This increase was recognized as preferred stock dividends and an increase in the carrying value of the Series M convertible preferred stock on the date of the modification.

The modified warrants are exercisable from the dates of issuance through January 2006. The additional value of the Series M convertible preferred shareholder warrants on the date modified was $1,002,765. The incremental value was determined as the difference between the fair value of the modified warrants and the fair value of old warrants immediately before their terms were modified, both determined using the Black_Scholes option pricing model with the following weighted- average assumptions: 5.85% risk_free interest rate, 0% expected dividend yield, 157.4% volatility and 5.0 years estimated life. Although the warrants originally issued with the Series L convertible preferred stock were detached from the Series L convertible preferred stock, the preferred stock and the warrants were modified as a unit. Accordingly, the increase in the value of the modified warrants was recognized as a discount to the Series M convertible preferred stock and immediately amortized as additional preferred stock dividends.

Dividends on the Series M convertible preferred stock are cumulative from January 22, 2001 and accrue at the rate of 8% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect.

The holders of Series M convertible preferred stock are entitled to a preference in the event the Company is liquidated. That preference is $10,000 per share, plus accrued and unpaid dividends.

Preferred Stock
- ---------------
The Series J convertible preferred stock, the Series K convertible preferred stock and the Series M convertible preferred stock are on a parity as to liquidation preferences but junior to the Debentures. Any and all of the remaining assets could be distributed to holders of junior securities (e.g., other shares of preferred stock or common stock), in order of seniority. A merger or acquisition of the Company can only be effected if the holders of the convertible preferred stock maintain their relative rights, preferences and privileges. A transaction that is inconsistent with this provision is prohibited. Holders of convertible preferred stock are not entitled to vote in the election of directors. The vote of holders of three-fourths of the convertible preferred stock outstanding is required, however, to reclassify any of the outstanding securities (e.g., a stock split), to make a distribution with respect to any stock that is junior to the convertible preferred stock (e.g., any dividend to holders of common stock), or to authorize any securities senior to the Series M convertible preferred.

Common Stock
- ------------
During February 2000, a shareholder exercised options to purchase shares of the Company's common stock. The shareholder exercised 15,000 options at $1.50 per share. Total proceeds from the exercise of the options were $22,500. In May 2000, warrants for the purchase of 19,427 shares of stock were exercised for cash consideration of $41,000. These warrants were exercised at $2.11 per share. In September 2000, a warrant for the purchase of 2,500 shares of stock was exercised for cash consideration of $5,000, or $2.00 per share.

During 2000, certain officers and members of management of the Company exercised 1,223,399 options for the purchase of common stock. The purchases were cashless exercises resulting in a total of 1,101,202 shares of common stock being issued.

During the year ended December 31, 2000, the Company issued 292,000 shares of common stock for services. These shares were valued at $977,722 based on the fair market value of the shares on the date of issuance. During the year ended December 31, 2000, the Company issued 12,000 shares of common stock for the settlement of a lawsuit claim. These shares were valued at $97,000 based on the fair market value of the shares on the date of issuance.

During 1999, the Company issued 75,000 common shares for cash of $150,000. The Company issued 972,500 shares of common stock for services. The services were valued at $1,699,350 of which $1,685,000 was expensed during 1999 and $14,350 of which were classified as a prepaid expense for services that had yet to be performed at December 31, 1999. This prepaid was expensed in the year ended December 31, 2000.

During 1999, the Company issued 235,377 shares of common stock for a note receivable of $565,440 with a discount of $79,371 on the note. The note receivable was reduced by offsetting $283,434 of notes payable and for services of $202,635. The value of the services was determined based upon the trading price of the Company's common stock on the date of issuance. Also, the Company issued 9,303 shares of common stock valued at $31,526 in settlement of a lawsuit and 17,000 shares for exercise of stock options by shareholders for expenses paid by the shareholders. The amount of the expenses paid was $26,750. The Company converted notes payable and accrued interest valued at $584,227 into 228,322 shares of common stock. The Company also recognized $2,975,309 of compensation expense on stock options issued to employees and non-employees during 1999.

On April 1, 1999, the Company purchased Kiss for 1,428,134 shares of common stock. The purchase price, based the fair value of the stock issued, was $3,965,571. On September 30, 1999, the Company purchased Oxford Media for 450,000 shares of the common stock of the Company. The purchase price, based on the fair value of the stock issued, was $720,000.

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

In July 2000, the Company issued options to purchase 2,040,000 shares of common stock at an exercise price of $3.63 per share. These options were issued under the 1999 Stock Incentive Plan to officers, directors and employees of the Company. In November 2000, the Company issued options to purchase 500,000 shares of common stock at an exercise price of $1.30 to its new chief financial officer. Subsequent to year end, the Company's chief financial officer resigned the position and the corresponding options were forfeited.

OPTIONS GRANTED TO EMPLOYEES AND CONSULTANTS - A summary of the status of the Company's stock options as of December 31, 2000 and 1999 and changes during the years then ended are presented below:

                                                      Options Outstanding
                                       --------------------------------------------------
                                                 2000                      1999
                                       ------------------------  ------------------------
                                                     Weighted-                  Weighted-
                                                      Average                    Average
                                                     Exercise                   Exercise
                                         Shares        Price        Shares        Price
                                       -----------  -----------  -----------  -----------
Outstanding at beginning of year         2,863,434    $    1.15    1,221,675    $    1.45
  Granted                                2,540,000         3.17    2,078,187         1.00
  Forfeited                               (156,053)        1.49     (419,428)        1.05
  Exercised                             (1,260,326)        0.85      (17,000)        1.57
                                       -----------               -----------
Outstanding at end of year               3,987,055         2.52    2,863,434         1.15
                                       ===========               ===========
Options exercisable at end of year       3,025,803         2.63    2,376,416         1.20
                                       ===========               ===========
Weighted-average fair value of
 options granted during year           $      3.15               $      0.90
                                       ===========               ===========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Outstanding                            Exercisable
                      ---------------------------------------------  ----------------------------
                                   Weighted-Average
        Range of        Number        Remaining    Weighted-Average    Number    Weighted-Average
     Exercise Prices  Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
     ---------------  -----------  ----------------  --------------  -----------  ---------------
      $  0.25-0.50         81,900     7.32 years        $  0.25           81,900      $ 0.25
         0.94-1.30      1,661,500     6.87                 1.07        1,071,499        0.97
         1.50-2.00         88,750     1.09                 1.82           88,750        1.82
         2.11-2.63        104,905     7.08                 2.30          104,905        2.30
           3.63         2,040,000     9.57                 3.63        1,668,749        3.63
       42.50-45.00         10,000     0.50                43.75           10,000       43.75
                      -----------                                    -----------
      $ 0.25-45.00      3,987,055     8.12                 2.52        3,025,803        2.63
                      ===========                                    ===========

The Company measures compensation under stock-based options and plans to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation relating to the options granted to employees is being recognized over the vesting period of the options. Stock-based compensation charged to operations was $170,236 and $1,716,020 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, future amounts remaining to be amortized in connection with options granted to employees were $115,774, this amount has been included in the deferred compensation account.

Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net loss and loss per share would have increased to the pro forma amounts indicated below for the years ended December 31, 2000 and 1999:

                                                Years Ended December 31,
                                                   2000         1999
                                               ------------  -------------
     Loss Applicable to Common Shareholders
       As reported                             $(28,489,053) $ (9,855,558)
       Pro forma                                (35,022,943)  (11,130,877)
     Basic and Diluted Loss per Common Share
       As reported                             $      (2.43) $      (1.10)
       Pro forma                                      (2.98)        (1.24)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999; dividend yield of 0% and 0%; expected volatility of 161% and 131%; risk-free interest rate of 5.86% and 4.7%, expected life of the options of 10 years and 9.87 years and underlying stock price of $3.17 and $1.95, respectively.

Options and Warrants Granted to Non-Employees

During 2000, the Company issued warrants to purchase 200,000 shares of common stock at prices ranging from $6.50 to $9.50 to a financial relations and direct marketing advertising firm. The warrants were valued at $929,000 using the Black-Scholes option pricing model with the following weighted-average assumptions; 5.0% risk-free interest rate, 0% expected dividend yield, 61.9% volatility and 4.0 years, of which $847,329 was expensed during the year ended December 31, 2000, the remaining balance of $81,671 is included in deferred compensation as of December 31, 2000 and will be recognized as an expense upon receipt of the service.

In June 2000, the Company issued options under a consulting agreement for 150,000 shares of common stock at $7.75 per share. The shares vest quarterly over the period of one year. The warrants were valued at $949,500 using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.0% risk-free interest rate, 0% expected dividend yield, 61.3% volatility and 3.0 years, of which $765,041 was expensed during the year ended December 31, 2000, the remaining balance of $184,459 is included in deferred compensation as of December 31, 2000. The deferred compensation will be recognized as the warrants vest.

In August 2000, the Company issued warrants to a marketing representative for the purchase of 40,000 shares of common stock at $2.00 per share. The fair value of the warrants was $150,400 which was recognized as an expense during 2000.

During the year ended December 31, 2000, the Company's legal counsel purchased 75,000 warrants for $15,000. These warrants are exercisable at $2.00 per share, vest on January 1, 2001 and expire on December 31, 2005. The warrants were valued at $102,660 and were expensed during the year ended December 31, 2000.

During the year ended December 31, 1999 , the Company granted 350,000 warrants to a member of the Board of Directors as compensation for services. The Company granted an additional 100,000 warrants to the same director in October 1999. The warrants are exercisable at $1.00 per share. Subsequent to the year end December 31, 2000, the Company reduced the exercise price on these warrants to $0.50. This modification resulted in $37,875 of additional compensation. This additional compensation was recorded in the year ended December 31, 2000.

During the year ended December 31, 1999, the Company granted options to third-parties exercisable at $1.25 per share as compensation for services.

The options and warrants are exercisable for periods from five to ten years. The options and warrants are summarized as follows:

                                                        Options Outstanding
                                       --------------------------------------------------
                                                 2000                      1999
                                       ------------------------  ------------------------
                                                     Weighted-                Weighted-
                                                     Average                   Average
                                                     Exercise                  Exercise
                                         Shares       Price        Shares       Price
                                       -----------  -----------  -----------  -----------
Outstanding at beginning of year           900,000     $ 1.13              -     $    -
  Granted                                  515,000       5.91        900,000       1.13
  Cancelled                                (50,000)      1.25              -          -
  Exercised                                      -          -              -          -
                                       -----------               -----------
Outstanding at end of year               1,365,000       2.71        900,000       1.13
                                       -----------               -----------
Options exercisable at end of year       1,215,000       2.45        800,000       1.14
                                       ===========               ===========
Weighted-average fair value of
 options granted during year           $      4.35               $      1.57
                                       ===========               ===========

The following table summarizes information about non-employee stock options outstanding at December 31, 2000:

                                     Outstanding                            Exercisable
                      ---------------------------------------------  ----------------------------
                                   Weighted-Average
        Range of        Number        Remaining     Weighted-Average    Number    Weighted-Average
     Exercise Prices  Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
     ---------------  -----------  ----------------  --------------  -----------  ---------------
      $0.50 - 1.00       500,000       6.84              $ 0.90          500,000     $ 0.90
       1.25 - 2.00       515,000       3.36                1.39          440,000       1.32
       6.50 - 9.50       350,000       3.09                7.89          275,000       7.93
                      ----------                                     -----------
      $ 0.50- 9.50     1,365,000       4.56                2.88        1,215,000       2.64
                      ==========                                     ===========

Compensation from non-employee options and warrants was determined based on the fair value at the grant dates consistent with the method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The fair value of each option or warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; underlying common stock value $4.95; expected life of the options 3 years; expected volatility 160.0% and risk-free interest rate 6.18%. Compensation relating to the options and warrants is being recognized over their vesting periods. Stock-based compensation charged to operations for non- employees was $2,098,160 and $1,259,288 for the years ended December 31, 2000 and 1999, respectively.

At December 31, 2000, there were 2,683,875 warrants to purchase common stock outstanding at exercise prices ranging from $0.50 to $12.36 that were issued in connection with purchase and financing transactions.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Capital Lease - The Company entered into a lease for computer equipment during the year ended December 31, 2000. The gross amount of assets under the capital lease are $199,010 with accumulated amortization of $27,530 at December 31, 2000. The lease is for thirty six months and requires monthly payments of $7,413. The following is a schedule of future minimum rental payments under the capital lease:

          For the Years Ending December 31:
                  2001                               $  88,958
                  2002                                  88,958
                  2003                                  51,891
                                                     ---------
          Total minimum payments                       229,807
          Less amount representing interest             50,993
                                                     ---------
          Present value of net minimum lease payments  178,814
          Less current portion                          63,244
                                                     ---------
          Long-Term Capital Lease Obligation         $ 115,570
                                                     =========

Operating Lease - The Company leases office and warehouse facilities under a five-year agreement classified as an operating lease. Monthly minimum rental payments on the lease are $20,010 to be adjusted upwards by 4% for each succeeding year during the term of the lease. Additionally, the Company leases space for its computer servers and bandwidth. The leases have a term of two years and an minimum monthly payment of $4,110. The following is a schedule of future minimum rental payments required under existing leases.

          Years Ending December 31:
                2001                      $ 305,704
                2002                        279,750
                2003                        273,842
                2004                         90,034
                                          ---------
                                          $ 949,330
                                          =========

Lease expense for the years ended December 31, 2000 and 1999 was $369,950 and $226,152.

LITIGATION -On June 22, 2000, the Company entered into two agreements with NBC Quokka Ventures, LLC., related to NBCOlympics.com web site (collectively, "NBCO"). The agreements cover the licensing of a custom version of the Company's ChoiceCaster product, branding and recognition commitments on and sponsorship of the web site, and certain other services to be provided by the Company. Currently, NBCO is claiming an amount due of $500,000 in connection with the agreement. NBCO claims that the Company did not provide the agreed upon services. The Company included this amount in accrued liabilities as of December 31, 2000 and is currently in settlement negotiations.

The Company was a defendant in a lawsuit filed by a third party claiming damages for a breach of an investment banking agreement. As damages, the third party was seeking 250,000 warrants to purchase shares of common stock of the Company. During the year ended December 31, 1999, the Company estimated that the lawsuit could be settled for the issuance of 200,000 warrants and recorded an expense of $154,968. On December 12, 2000, the Company settled this lawsuit and issued 150,000 warrants to purchase shares of the Company's common stock. No adjustment to the previous expense was recognized.

In September, 1999, U.S. Print Corporation filed a complaint in Orange County Superior Court, State of California. The complaint sought to recover from the Company $92,414 for services allegedly purchased but not paid for by Intermark Corporation. A reserve to cover the Company's potential liability was accrued in the financial statements as of December 31, 1999. In September 2000, U.S. Print filed a motion to dismiss the complaint against the Company and the reserve has been eliminated.

In September, 1999, a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark Corporation seeking $99,110 for goods that were claimed to be purchased by Intermark Corporation. In October, 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. Discovery proceedings are currently underway and the Company intends to vigorously defend its position.

On February 7, 2000, the Company reached an agreement with a third party whereby the third party accepted as settlement of a lawsuit involving a guarantee of a liability by the Company for 12,000 shares of the Company's common stock and $35,000 in cash. The related expense was recognized during the year ended December 31, 1999.

During 1999, the Company settled a lawsuit filed by a third party claiming damages for copyright infringement and breach of contract for 9,303 shares of the Company's common stock and $150,000 cash, of which $100,000 was paid by the Company's insurance carrier.

Various claims have been asserted against the Company for alleged liabilities or obligations of SoftKat, Inc., a subsidiary purchased in 1998 and sold in 1999, based upon the theory of successor liability or alter ego. The Company prevailed in nine suits which have been settled or dismissed. Other claims may be asserted against the Company by creditors of SoftKat, Inc., but management is unaware of any pending claims at this time.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to year end, the Company entered into several agreements to sell a total of 943,844 shares of its common stock for $435,000. The Company issued 56,000 shares of common stock to a placement agent in relation to some of these agreements.

On January 23, 2001, the Company issued 20 shares of Series M convertible preferred stock and warrants to purchase 125,000 shares of common stock at an exercise price of $1.375 per share for proceeds of $200,000. The warrants are exercisable through January 2006. Subsequent to this issuance, four shares of Series M convertible preferred stock were converted into 79,535 shares of the Company's common stock.

At various times subsequent to year end, 57 shares of Series J convertible preferred stock and 30 shares of Series K convertible preferred stock were converted into 1,729,693 shares of the Company's common stock.

At various times subsequent to year end, a total of $150,000 of the convertible debentures were converted into 397,175 shares of common stock.

On January 24, 2001, the Company announced that they had entered into a letter of intent with Streamedia Communications, Inc.

During February 2001, the Company issued 250,000 warrants to a shareholder and a member of the Board of Directors to extend a $450,000 note payable that was due September 12, 2000. The warrants are exercisable at $0.50 per share through February 1, 2006.

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

                     Date  March 30, 2001


In accordance with the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           By  /s/ Thomas Hemingway                       Date  March 30, 2001
               ---------------------
               Thomas Hemingway
               Chairman, Director,
               Chief Executive Officer

           By  /s/ David Lyons                            Date  March 30, 2001
               ---------------------
               David Lyons
               Director, President

           By  /s/ T. Richard Hutt                        Date  March 30, 2001
               ---------------------
               T. Richard Hutt
               Director, Secretary-
               Treasurer, Vice President

           By  /s/ James H. Budd                          Date  March 30, 2001
               ---------------------
               James H. Budd
               Director, Vice President

           By  /s/ Mark Utzinger                          Date  March 30, 2001
               ---------------------
               Mark Utzinger
               Chief Accounting Officer