Form 10QSB
period 2001-03-31
ESYNCH CORP/CA
filed 2001-05-15
CIK 859915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-26790

eSynch Corporation

(Exact name of small business issuer as specified in its charter)

DELAWARE	87-0461856

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15502 Mosher
Tustin, CA 92780

(Address of principal executive offices)

(714) 258-1900

(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: at May 9, 2001: 20,994,129

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ESYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2001	2000

ASSETS
Current Assets
Cash	$-	$-
Accounts receivable, net of bad debt	85,064	8,414
Notes receivable, net of bad debt	555,085	6,172
Note receivable from affiliate	-	200,000
Prepaid expenses	22,154	22,154

Total Current Assets	662,303	236,740

Property and equipment, net of accumulated depreciation	624,408	724,435
Goodwill, net of accumulated amortization	2,048,592	2,467,434
Other assets, net of accumulated amortization	523,325	206,169

Total Assets	$3,858,628	$3,634,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Checks issued in excess of cash in bank	$129,063	$150,797
Accounts payable	1,018,021	701,680
Accrued liabilities	1,964,712	1,961,044
Accrued preacquisition liability	606,147	606,147
Notes payable - current portion	123,400	83,400
Notes payable – related party	450,000	450,000
Capital lease obligation, current portion	63,244	63,244
Preferred dividends payable	401,532	374,754

Total Current Liabilities	4,756,119	4,391,066

Capital lease obligation	109,641	115,570
Convertible debentures	250,000	500,000

Stockholders' Equity
Preferred Stock - $0.001 par value; 400,000 shares authorized
Redeemable Preferred Stock – Series J, $0.001 par value; 275 shares authorized; 82.5 and 139.5 shares issued and outstanding; liquidation preference $825,000 and $1,395,000	700,000	1,270,000
Redeemable Preferred Stock – Series K, $0.001 par value; 250 shares authorized; 81.5 and 81.5 shares issued and outstanding; liquidation preference $815,000 and $815,000	390,000	690,000
Redeemable Preferred Stock – Series L, $0.001 par value; 210 shares authorized; no shares outstanding	-	-
Redeemable Preferred Stock – Series M, $0.001 par value; 220 shares authorized; 192.9 and 172.8 shares issued and outstanding; liquidation preference $1,929,000 and $1,728,000	2,599,862	2,414,862
Common stock - $0.001 par value; 50,000,000 shares authorized; 18,681,440 and 13,234,757 shares issued and outstanding	18,681	13,235
Additional paid-in capital	40,748,009	38,628,990
Deferred compensation	(316,700)	(393,080)
Accumulated deficit	(45,396,984)	(43,995,865)

Total Shareholders' Equity	(1,257,132)	(1,371,858)

Total Liabilities and Stockholders' Equity	$3,858,628	$3,634,778

See the accompanying notes to the condensed consolidated financial statements.

ESYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2001	2000

Revenues	$150,258	$196,548
Costs of products sold	23,965	11,243

Gross Profit	126,293	185,305
General and administrative	704,654	1,167,650
Stock based compensation	125,070	83,654
Amortization of goodwill	423,189	418,768
Interest	47,173	4,638

Total Operating and Other Expenses	1,300,086	1,674,710

Net Loss	(1,173,793)	(1,489,405)

Preferred Dividend	227,326	1,762,775

Loss Applicable to Common Shares	$(1,401,119)	$(3,252,180)

Basic and Diluted Operating Loss Per Common Share	$(0.07)	$(0.14)

Basic and Diluted Loss Applicable Per Common Share	(0.09)	(0.30)

Weighted average number of common shares used in per share calculation	15,820,427	10,727,096

See the accompanying notes to the condensed consolidated financial statements.

ESYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2001	2000
Cash Flows from Operating Activities
Net loss.	(1,173,793)	(1,489,405)
Adjustments to reconcile net loss:
Depreciation and amortization.	104,287	67,803
Amortization of goodwill	423,189	418,768
Stock issued for services.	48,690	33,000
Stock issued for settlement of lawsuit	-	97,000
Stock Based Compensation	76,380	83,654
Reversal of allowance for bad debts	(327,970)	-
Changes in operating assets and liabilities:
Accounts receivable	(23,680)	(67,946)
Inventory	-	5,943
Prepaid expenses	-	7,464
Other assets	(50,038)	(37)
Accounts payable	223,310	(80,316)
Accrued liabilities.	3,668	(248,914)
Other liabilities.	9,076	2,042

Net Cash Used in Operating Activities	(686,881)	(1,170,944)

Cash Flows From Investing Activities
Acquisition of property and equipment	(276)	(74,770)
Other receivable	(73,914)	-

Net Cash Used in Investing Activities	(74,190)	(74,770)

Cash Flows From Financing Activities
Stock issued for cash	525,000	22,500
Proceeds from issuance of Preferred Shares.	202,000	400,000
Proceeds from issuance of debt, net	40,000	-
Payments on capital lease	(5,929)	-

Net Cash Provided by Financing Activities.	761,071	422,500

Net Increase (Decrease) in Cash	-	(823,214)
Cash at Beginning of Period.	-	1,319,971
Cash at End of Period. $-	-	$496,757

See the accompanying notes to the condensed consolidated financial statements.

eSYNCH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION AND NATURE OF OPERATIONS –

The primary activities of eSynch Corporation ("eSynch" or the "Company") have consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring.

In November 1998, as a result of shareholder action the Company was renamed eSynch Corporation from Innovus Corporation.  A predecessor company, Intermark Corporation ("Intermark") was reorganized into Innovus Corporation in August 1998. In November 1998, eSynch acquired SoftKat Inc. ("SoftKat").  In May 1999, SoftKat was sold to a third-party.  On April 1, 1999, eSynch acquired Kiss Software Corporation ("Kissco") and on September 20, 1999, eSynch acquired Oxford Media Corporation ("Oxford").

eSynch designs, develops, markets and supports intelligent digital media solutions and services, including audio and video encryption, delivery, tracking and measurement tools, and streaming media services. The Company has  developed a suite of software and related components designed for the delivery of live and on-demand audio and video through cable, satellite and the Internet.  The Company provides turnkey solutions, offering services necessary to provide secure streaming media including software development and implementation of e-commerce applications, production, encoding, decoding and encryption, client-side metrics, reporting, content management, pay-per-view streaming, hosting and archiving. The Company's software helps businesses deliver high-quality video content to their customers. The Company also develops PC utility products, primarily for the Internet user.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eSynch for all periods presented and the accounting of its subsidiaries from the dates of their acquisition. All inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM UNAUDITED FINANCIAL INFORMATION - The accompanying condensed financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included and consist only of normal recurring adjustments except as disclosed herein. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 2001.

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements have been condensed or omitted.  These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB dated December 31, 2000.

The condensed consolidated balance sheet as of March 31, 2001, condensed consolidated statement of operations and cash flows for the three months ended March 31, 2001 nad 2000 have been prepared without review by independent certified public accountants.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flowa at March 31, 2001, and for all periods presented, have been made.

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has a $4,093,816 working capital deficit at March 31, 2001, has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at March 31, 2001 in the amount of $45,396,984. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants.  However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CONCENTRATION OF RISK AND MAJOR CUSTOMERS - The Company operates exclusively in the software industry, accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. Sales to any major customer in 2001 and 2000 were not significant.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, accounts payable, notes payable, and liabilities relating to assets to be sold are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting  Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share.  There were 22,455,613 and 5,297,857 potentially issuable common shares outstanding at March 31, 2001 and 2000, respectively, which were excluded from the calculation of diluted loss per share as they would have decreased the loss per share.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service.  For software products sold by the Company, revenue is recognized when delivered except for products sold through distributors for which revenue is recognized upon receipt of payment.

NOTE 2-NOTES RECEIVABLE

Notes receivable includes $250,085 loaned to Streamedia Communications Inc.  during the three months ended March 31, 2001 and $280,000 loaned to eLiberation.com in 2000.  Both Streamedia Communications and eLiberation.com are former planned merger partners.

NOTE 3-ACCRUED LIABILITIES

The preacquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark.  No claims have been made against these items during the three months ended March 31, 2001.

NOTE 4-NOTES PAYABLE

Notes payable – related party includes $450,000 loaned to the Company by a director during the quarter ended June 30, 2000.  On January 10, 2001, the terms for repayment were restated from due on demand to due on twenty days written notice.

NOTE 5-COMMITMENTS AND CONTINGENCIES

CONTEMPLATED MERGER – On January 24, 2001, the Company announced a Letter of Intent for a Planned Merger with Streamedia Communications, Inc. ("Streamedia").  Related to the contemplated merger, on several occasions during the three months ended March 30, 2001, the Company loaned Streamedia a total of $436,850 for working capital.  As a condition of the loans, the Streamedia pledged 1,448,432 shares of Streamedia common stock as collateral.  On March 30, 2001 following the completion of due diligence, the boards of directors of both the Company and Streamedia independently decided not to pursue the Planned Merger.

CONSULTING AGREEMENTS – On February 8, 2001, the Company entered into an agreement with a sales and marketing consulting firm for which compensation of 56,000 shares of common stock was issued.

LITIGATION –

On May 18, 1999 Frank Grange filed a complaint against us in the Sonoma County Superior Court, State of California. The complaint alleged that we owed, based on a theory of successor liability, $84,801.40 for damages resulting from a lease between that plaintiff and SoftKat, Inc., and a judgment obtained against SoftKat for unpaid rent.  We filed an answer denying that we were obligated to pay any of these claims and we opposed any attempt to impose successor liability.  At trial on October 25, 2000, the court ruled in favor of the Company and the Company was awarded legal fees in the amount of $45,000.  This case is now closed.

In September, 1999 a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. Discovery proceedings are currently underway and the Company intends to vigorously defend its position.

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company's leased offices.  Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief.  The Company' insurance carriers are defending the claims against the Company and discovery proceedings are currently underway.

On January 11, 2001, the Company was named as defendant in a lawsuit filed by Post Modern Edit, LLC, in California Superior Court, County of Los Angeles, seeking damages of not less than $50,000 for breach of a confidentiality agreement, breach of contract, and other claims related to a proposed but unconsummated acquisition by the Company of Post Modern Edit. On May 9, 2001, the parties reached a settlement of the litigation.

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997.  Management is evaluating the claim and has referred the lawsuit to outside counsel for review and appropriate response.

NOTE 6-STOCKHOLDERS' EQUITY

In conjunction with issuing the Secured Convertible Debentures and related warrants in December 2000, the Company agreed to exchange its Series L Convertible Preferred Stock and the warrants issued therewith for a new series, the Series M Convertible Preferred Stock, and warrants so as to be consistent with the terms of the Secured Convertible Debentures and related warrants, including the applicable conversion price and exercise price, issued in connection with the Secured Convertible Debentures.  The exchange of Series L Convertible Preferred Stock and warrants with Series M Convertible Preferred Stock and warrants was completed on January 23, 2001 resulting in the issuance of 196.9 shares of Series M Convertible Preferred Stock and warrants to purchase 1,125,000 shares of common stock.

During the three months ended March 31, 2001, the Company issued Common Stock as follows: 71,000 shares for services in the amount of $48,690 which was charged to stock issued for services expense, the purchase of 1,773,436 shares for a total cash consideration of $525,000, and 801,187 shares in the amount of $275,448 as part of the acquisition of data encryption technology as further discussed in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

During the three months ended March 31, 2001, holders of Series J Convertible Preferred Stock converted a total of 57 preferred shares valued at $570,000 and received 1,127,407 common shares including accrued dividends in the amount of $106,552.  During the period, holders of Series K Convertible Preferred Stock converted a total of 30 preferred shares valued at $300,000 and received 593,061 common shares including accrued dividends in the amount of $45,875.  During the period, holders of Series M Convertible Preferred Stock converted a total of 4 preferred shares valued at $400,000 and received 79,535 of unregistered common shares including accrued dividends in the amount of $122. See also "Note 9 – Subsequent Events" regarding Series M Convertible Preferred Stock.  During the period, holders of Secured Convertible Debenture converted a total of $250,000 and received 882,414 common shares including accrued interest, legal fees and penalties in the aggregate amount of $34,075.

NOTE 7-STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a  stock-based compensation plan and under individual contracts. Under the 1999  Stock Incentive Plan, which was approved by the shareholders in November  1999, the Company may grant options to its employees and consultants for up  to 3,000,000 shares of common stock. In limited cases, the exercise price of options granted under the plan and some individual contracts may be below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years.  Options for 715,000 shares expired or were cancelled during the three months ended March 30, 2001.  At the end of the period, options for 1,475,000 were outstanding under the 1999 Stock Incentive Plan.  Options for an additional 1,375,738 common shares are held by employees and others under prior grants.

OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES – During the three months ended March 31, 2001, the Company issued warrants to purchase 1,125,000 shares of common stock in connection with the Series M Convertible Preferred offering, cancelled warrants to purchase 413,334 shares of common stock in connection with the cancellation of the Series L Convertible Preferred, warrants to purchase 250,000 shares in connection with revising and extending the repayment terms of the note payable to a director, warrants to purchase 950,000 shares under a license agreement for certain patents, and reissued with modified terms warrants to purchase 450,000 shares to a director related to his service as a director and consultant to the Company.

NOTE 8-SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2001, the Company converted $570,000 of Series J Preferred stock, $300,000 of Series K Preferred stock, $40,000 of Series M Preferred stock, and $250,000 of Secured Convertible Debenture into 2,461,288 shares of common stock. The Company accrued $204,326 of dividends on the preferred stock and converted $152,549 of that dividend into shares of common stock. The Company accrued $15,391 of interest on the convertible debenture and converted $13,724 of that interest into shares of common stock.

NOTE 9-UBSEQUENT EVENTS

In April 2001, upon receipt of $30,000 cash from eLiberation.com, the Company agreed to extend the maturity date of the note receivable from eLiberation.com from November 30, 2000 to July 2, 2001.  At December 31, 2000, the Company had reserved the entire note plus accrued interest as a bad debt.  Based upon the payment from eLiberation and other factors, the note was reclassified as a performing asset during the three months ended March 31, 2001.

In May 2001, the Company reached agreement on the settlement of a lawsuit claiming breach of a confidentiality agreement, breach of contract, and other claims related to a proposed but unconsummated acquisition of Post Modern Edit by the Company.

In May 2001, the Company entered discussions with the holders of the Series M Convertible Preferred Stock and related warrants for the purpose of buying out the securities in exchange for $1,000,000 cash.  The balance will be converted to an interest-bearing instrument.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 2000 found in the Company's Form 10-KSB dated April 2, 2001.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at March 31, 2001 in the amount o7f $3,829,049.

Results of Operations

During the three months ended March 31, 2001, net sales were $150,258 compared to $196,548 for the comparable period of the prior year.  The decrease in sales is attributable to the continued refocusing of the Company's business from software product sales to video streaming and production services. The costs of products sold in the three months ended March 31, 2001 were $23,965 compared to $11,243 for the comparable period of the prior year.

Operating losses for the three months ended March 31, 2001 were $1,300,086 compared to an operating loss of $1,489,405 for the comparable period of the prior year.  The improvement in operating results for the first quarter, 2001, reflects management's focus on reducing general and administrative costs as the Company transitions to new markets.

The Company incurred net interest expense of $47,173 during the three months ended March 31, 2001, compared to $4,638 for the comparable period of the prior year.  The majority of the increase was associated with the Series M Convertible Preferred offering completed in January 2001 and interest paid on the Convertible Secured Debenture.

The Company incurred stock issued for services expense of $103,288 during the three months ended March 31, 2001, compared to $0 for the comparable period of the prior year.

The Company incurred stock based compensation expense of $21,782 during the three months ended March 31, 2001, compared to $83,654 for the comparable period of the prior year.

Technology Acquisition

During the three months ended March 31, 2001, the Company acquired proprietary data encryption technology for use in its streaming media products and services business sector.  The technology combines a variety of advanced methods giving the Company the unique ability to deliver simultaneous streaming media and downloading services in a fully secure, industry-standard environment.  The acquired technology is being used in combination with the Company's existing patented and patent-pending technologies in products and services being introduced in the second quarter of 2001.

Liquidity and Capital Resources

At March 31, 2001, the Company had issued checks in excess of cash of $129,063 of cash and had a deficit in working capital (current liabilities in excess of current assets) of $4,093,816.

The Company has been relying upon the issuance of preferred stock, convertible debentures, sale of common stock and short term notes to fund continuing operations.  During the 12 months ended March 31, 2001, the Company issued 196.9 shares, net, of Convertible Preferred Stock plus warrants to purchase shares of Common Stock in exchange for an investment of $1,800,000, issued Secured Convertible Debentures in the amount of $500,000, and issued 2,023,436 common shares in exchange for an investment of $1,025,000.

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

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

Although Softkat was sold in May 1999, there may be unasserted claims against Softkat or the Company though none are known at this time.  We do not know the identity of any potential creditors, the amounts that they might claim are due and owing or the circumstances of those claims.

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

On May 18, 1999, a complaint was filed against the Company in the Sonoma County Superior Court, State of California. The complaint alleged that we owed, based on a theory of successor liability, $84,801.40 for damages resulting from a lease between the plaintiff and SoftKat, Inc., and a judgment obtained against SoftKat for unpaid rent. We filed an answer denying that we were obligated to pay any of these claims and we opposed any attempt to impose successor liability. At trial, the court rendered a judgment in favor of the Company and the Company was awarded legal fees in the amount of $45,000.  This case is now closed.

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company's leased offices.  Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief.  The Company‘s insurance carriers are defending the claims against the Company and discovery proceedings are currently underway.

On January 11, 2001, the Company was named as defendant in a lawsuit filed by Post Modern Edit, LLC, in California Superior Court, County of Los Angeles, seeking damages of not less than $50,000 for breach of a confidentiality agreement, breach of contract, and other claims related to a proposed but unconsummated acquisition by the Company of Post Modern Edit.  The parties have reached a settlement of the litigation.

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997.  Management is evaluating the claim and has referred the lawsuit to outside counsel for review and appropriate response.

Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the three months ended March 31, 2001 without registration under the Securities Act of 1933:

(i)          171,000 shares of Common Stock for services.

(ii)         1,773,436 shares of Common Stock for cash consideration.

(iii)        801,167 shares of Common Stock related to a technology acquisition agreement.

(iv)       79,535 shares of Common Stock upon the conversion of Convertible Preferred Stock and the payment of accrued dividends.

(v)        196.9 shares of Series M Convertible Preferred Stock for cash consideration and the exchange of Series L Convertible Preferred Shares and accrued dividends on those shares.

The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

(b) The following registration statements were filed by the Company during the three months ended March 31, 2001.

(i)          On February 9, 2001 the Company filed Amendment 1 to the Registration Statement on Form S-3 originally filed December 15, 2000 related to the registration of common stock of the Company as required by terms of the Secured Convertible Debenture dated December 7, 2001.  The registration became effective on February 13, 2001.

(ii)         On February 13, 2001, March 9, 2001 and March 20, 2001 the Company filed a Registration Statement on Form S-3 and amendments 1 and 2 thereto, respectively, replacing the Registration Statement on Form SB-2, amendment 3, originally filed on April 3, 2000, related to the registration of common stock of the Company as required by terms of the Series J Convertible Preferred Stock Purchase Agreement dated July 22, 1999.  The registration became effective on March 26, 2001.

(iii)        On March 20, 2001 and March 30, 2001 the Company filed a Registration Statement on Form S-3 and amendment 1 thereto, respectively, replacing the Registration Statement on Form SB-2, amendment 1, originally filed on April 28, 2000, related to the registration of common stock of the Company as required by terms of the Series K Convertible Preferred Stock Purchase Agreement dated December 30, 1999.  The registration became effective on April 3, 2001.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits.

Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

   Exhibit No.    Description of Exhibit

             none

(b) Reports on Form 8-K

During the period covered by this report the Company filed the following reports on Form 8-K:

On January 26, 2001 the Company filed on Form 8-K reporting that on January 24, 2001 the Company issued a Press Release announcing a Letter of Intent for a Planned Merger with Streamedia Communications, Inc.

On January 26, 2001 the Company filed on Form 8-K reporting that on January 23, 2001 the Company completed the exchange and sale of 180 shares of Series M Convertible Preferred Stock and Warrants to purchase 900,000 shares of Common Stock in exchange for the outstanding shares of Series L Convertible Preferred Stock, related Warrants issued therewith, and cash with a total consideration of $1,800,000.

On February 28, 2001 the Company filed on Form 8-K reporting that the Company's Board of Directors had established February 28, 2001 as the date of record for the meeting for approval of the proposed merger with Streamedia Communications, Inc. of New York.

On March 9, 2001 the Company filed on Form 8-K reporting its consolidated financial statements as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000.

On March 29, 2001 the Company filed on Form 8-K reporting its amended  consolidated financial statements as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2001

eSynch Corporation

By: /S/ Thomas Hemingway
Thomas Hemingway, Chief Executive Officer
(Authorized Officer)

By: /S/ Mark Utzinger
Mark Utzinger, Vice President - Finance