Form 10QSB/A
period 2001-03-31
ESYNCH CORP/CA
filed 2001-05-21
CIK 859915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 0-26790

eSynch Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE	87-0461856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15502 Mosher Tustin, CA 92780

(Address of principal executive offices)

(714) 258-1900
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: at May 9, 2001: 20,994,129

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

ESYNCH CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
	March 31, 2001	December 31, 2000
ASSETS
Current Assets
Cash	$-	$-
Accounts receivable, net of bad debt	62,836	8,414
Notes receivable, net of bad debt	530,085	6,172
Note receivable from affiliate, net of bad debt	-	200,000
Prepaid expenses	-	22,154
Total Current Assets	592,921	236,740
Property and equipment, net of accumulated depreciation	641,236	724,435
Goodwill, net of accumulated amortization	2,048,592	2,467,434
Other assets, net of accumulated amortization	523,325	206,169
Total Assets	$3,806,074	$3,634,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Checks issued in excess of cash in bank	$129,063	$150,797
Accounts payable	1,018,021	701,680
Accrued liabilities	1,964,712	1,961,044
Accrued preacquisition liability	606,147	606,147
Notes payable - current portion	123,400	83,400
Notes payable - related party	450,000	450,000
Capital lease obligation, current portion	63,244	63,244
Preferred dividends payable	401,531	374,754
Total Current Liabilities	4,756,118	4,391,066

Capital lease obligation	109,641	115,570
Convertible debentures	250,000	500,000
Stockholders’ Deficit
Preferred Stock - $0.001 par value; 400,000 shares authorized
Redeemable Preferred Stock – Series J, $0.001 par value; 275 shares authorized; 82.5 and 139.5 shares issued and outstanding; liquidation preference $825,000 and $1,395,000	700,000	1,270,000
Redeemable Preferred Stock – Series K, $0.001 par value; 250 shares authorized; 51.5 and 81.5 shares issued and outstanding; liquidation preference $515,000 and $815,000	390,000	690,000
Redeemable Preferred Stock – Series L, $0.001 par value; 210 shares authorized; no shares outstanding	-	-
Redeemable Preferred Stock – Series M, $0.001 par value; 220 shares authorized; 192.9 and 172.8 shares issued and outstanding; liquidation preference $1,929,000 and $1,728,000	2,599,862	2,414,862
Common stock - $0.001 par value; 50,000,000 shares authorized; 18,681,440 and 13,234,757 shares issued and outstanding	18,681	13,235
Additional paid-in capital	41,220,155	38,628,990
Deferred compensation	(180,031)	(393,080)
Accumulated deficit	(46,058,352)	(43,995,865)
Total Stockholders' Deficit	(1,309,685)	(1,371,858)

Total Liabilities and Stockholders' Deficit	$3,806,074	$3,634,778

See the accompanying notes to the condensed consolidated financial statements.

ESYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2001	2000
Revenues	$128,030	$196,548
Costs of products sold	23,965	11,243

Gross Profit	104,065	185,305
General and administrative	940,965	1,167,650
Stock based compensation	373,899	83,654
Amortization of goodwill	423,189	418,768
Interest	47,173	4,638
Reversal of prior period bad debt	(327,970)	-
Total Operating and Other Expenses	1,785,226	1,674,710
Net Loss	(1,681,161)	(1,489,405)
Preferred Dividend	381,326	1,762,775
Loss Applicable to Common Shares	$(2,062,487)	$(3,252,180)

Basic and Diluted Operating Loss Per Common Share	$(0.11)	$(0.14)
Basic and Diluted Loss Applicable Per Common Share	(0.13)	(0.30)
Weighted average number of common shares used in per share calculation	15,820,427	10,727,096

See the accompanying notes to the condensed consolidated financial statements.

ESYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(1,681,161)	$(1,489,405)
Adjustments to reconcile net loss:
Depreciation and amortization	87,459	67,803
Amortization of goodwill	423,189	418,768
Stock issued for services	134,690	33,000
Stock issued for interest	34,075	-
Stock issued for settlement of lawsuit	-	97,000
Stock Based Compensation	373,899	83,654
Reversal of allowance for bad debts	(306,929)	-
Changes in operating assets and liabilities:
Accounts receivable	(19,829)	(67,946)
Inventory	-	5,943
Prepaid expenses	22,154	7,464
Other assets	(50,038)	(37)
Accounts payable	294,605	(80,316)
Accrued liabilities	3,668	(248,914)
Other liabilities	-	2,042
Net Cash Used in Operating Activities	(683,218)	(1,170,944)
Cash Flows From Investing Activities
Acquisition of property and equipment	(276)	(74,770)
Other receivable, net	(52,577)	-
Net Cash Used in Investing Activities	(52,853)	(74,770)
Cash Flows From Financing Activities
Stock issued for cash	525,000	22,500
Proceeds from issuance of preferred shares, net of costs	113,644	400,000
Proceeds from warrants issued in connection with preferred shares	63,356	-
Proceeds from issuance of debt, net	40,000	-
Payments on capital lease	(5,929)	-
Net Cash Provided by Financing Activities	736,071	422,500
Net Increase (Decrease) in Cash	-	(823,214)
Cash at Beginning of Period	-	1,319,971
Cash at End of Period	$-	$496,757

See the accompanying notes to the condensed consolidated financial statements.

eSYNCH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION AND NATURE OF OPERATIONS –

The primary activities of eSynch Corporation (“eSynch” or the “Company”) have consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring.

In November 1998, as a result of shareholder action the Company was renamed eSynch Corporation from Innovus Corporation.  A predecessor company, Intermark Corporation ("Intermark") was reorganized into Innovus Corporation in August 1998. In November 1998, eSynch acquired SoftKat Inc. (“SoftKat”).  In May 1999, SoftKat was sold to a third-party.  On April 1, 1999, eSynch acquired Kiss Software Corporation (“Kissco”) and on September 20, 1999, eSynch acquired Oxford Media Corporation (“Oxford”).

eSynch designs, develops, markets and supports intelligent digital media solutions and services, including audio and video encryption, delivery, tracking and measurement tools, and streaming media services. The Company has  developed a suite of software and related components designed for the delivery of live and on-demand audio and video through cable, satellite and the Internet.  The Company provides turnkey solutions, offering services necessary to provide secure streaming media including software development and implementation of e-commerce applications, production, encoding, decoding and encryption, client-side metrics, reporting, content management, pay-per-view streaming, hosting and archiving. The Company’s software helps businesses deliver high-quality video content to their customers. The Company also develops PC utility products, primarily for the Internet user.

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

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has a $4,163,197 working capital deficit at March 31, 2001, has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at March 31, 2001 in the amount of $46,058,352. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants.  However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2—NOTES RECEIVABLE

Notes receivable includes $250,085 loaned to Streamedia Communications Inc.  during the three months ended March 31, 2001.  The amounts were loaned under an assumed merger.  The loans bear interest at 10% and are due on May 21, 2001.  The loan is collateralized by shares of Streamedia Communications, Inc. common stock.

NOTE 3—ACCRUED LIABILITIES

The preacquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark.  No claims have been made against these items during the three months ended March 31, 2001.

NOTE 4—NOTES PAYABLE

Notes payable – related party includes $450,000 loaned to the Company by a director during the quarter ended June 30, 2000.  On January 10, 2001, the terms for repayment were restated from due on demand to due on twenty days written notice.

NOTE 5—CONTEMPLATED MERGER

On January 24, 2001, the Company announced a Letter of Intent for a Planned Merger with Streamedia Communications, Inc. (“Streamedia”).  Related to the contemplated merger, on several occasions during the three months ended March 30, 2001, the Company loaned Streamedia a total of $250,085 for working capital.  As a condition of the loans, the Streamedia pledged 913,687 shares of Streamedia common stock as collateral.  On March 30, 2001 following the completion of due diligence, the boards of directors of both the Company and Streamedia independently decided not to pursue the Planned Merger.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company’s leased offices.  Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief.  The Company‘s insurance carriers are defending the claims against the Company and discovery proceedings are currently underway.

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

NOTE 7—STOCKHOLDERS' EQUITY

In conjunction with issuing the Secured Convertible Debentures and related warrants in December 2000, the Company agreed to exchange its Series L Convertible Preferred Stock and the warrants issued therewith for a new series, the Series M Convertible Preferred Stock, and warrants so as to be consistent with the terms of the Secured Convertible Debentures and related warrants, including the applicable conversion price and exercise price, issued in connection with the Secured Convertible Debentures.  The exchange of Series L Convertible Preferred Stock and warrants with Series M Convertible Preferred Stock and warrants was completed on January 23, 2001 resulting in the issuance of 175.3 shares of Series M Convertible Preferred Stock and warrants to purchase 1,000,000 shares of common stock in exchange for the then outstanding shares of Series L Convertible Preferred Stock.  The accounting for this exchange was included in the year-ended December 31, 2000.

On January 23, 2001, the Company issued additional shares of Series M convertible preferred stock in a private placement offering. The Company received $177,000 in net proceeds (net of $33,300 of offering costs) in exchange for the issuance of 20 shares of Series M convertible preferred stock and warrants to purchase 100,000 shares of common stock at an exercise price of $1.375 per share. The placement agent received 1.6 shares of Series M convertible preferred stock and warrants to purchase 25,000 shares of common stock at an exercise price of $1.375.

The accounting for the additional issuance of Series M preferred shares and the related warrants was recognized in the three months ended March 31, 2001.  The Series M shareholders received a beneficial conversion feature related to the issuance of the warrants in the amount of $113,644.  The amount was recognized as additional paid-in capital.

The fair value of the additional warrants on the date issued was $111,500. The net proceeds from the offering were allocated to the Series M convertible preferred stock and the warrants based upon their relative fair values and resulted in allocating $113,644 to the beneficial conversion feature and $63,356 to the warrants. The allocated value of the warrants was recognized as additional paid-in capital.

During the three months ended March 31, 2001, the Company issued Common Stock as follows: 171,000 shares for services in the amount of $134,690 which was charged to stock issued for services expense, the purchase of 1,773,436 shares for a total cash consideration of $525,000, and 801,187 shares in the amount of $275,448 as part of the acquisition of data encryption technology as further discussed in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations”.

During the three months ended March 31, 2001, holders of Series J Convertible Preferred Stock converted a total of 57 preferred shares valued at $570,000 and received 1,136,638 common shares including accrued dividends in the amount of $106,552.  During the period, holders of Series K Convertible Preferred Stock converted a total of 30 preferred shares valued at $300,000 and received 593,061 common shares including accrued dividends in the amount of $45,875.  During the period, holders of Series M Convertible Preferred Stock converted a total of 4 preferred shares valued at $40,000 and received 79,535 of unregistered common shares including accrued dividends in the amount of $122. See also “Note 10—Subsequent Events” regarding Series M Convertible Preferred Stock.  During the period, holders of Secured Convertible Debenture converted a total of $250,000 and received 882,418 common shares including accrued interest, legal fees and penalties in the aggregate amount of $34,075.

NOTE 8—STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a  stock-based compensation plan and under individual contracts. Under the 1999  Stock Incentive Plan, which was approved by the shareholders in November  1999, the Company may grant options to its employees and consultants for up  to 3,000,000 shares of common stock. In limited cases, the exercise price of options granted under the plan and some individual contracts may be below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years.  Options for 1,225,000 shares expired or were cancelled during the three months ended March 30, 2001.

OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES – During the three months ended March 31, 2001, the Company issued warrants to purchase 1,125,000 shares of common stock in connection with the Series M Convertible Preferred offering, cancelled warrants to purchase 413,334 shares of common stock in connection with the cancellation of the Series L Convertible Preferred, and warrants to purchase 250,000 shares in connection with revising and extending the repayment terms of the note payable to a director.  These warrants were valued at $160,850.  The Company also issued to this director Warrants to purchase 950,000 shares under a license agreement for certain patents, and reissued with modified terms warrants to purchase 450,000 shares to a director related to his service as a director and consultant to the Company.  The effect of these warrants was recorded in 2000 because in each case the grants were a modification of the original grants.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE 10—SUBSEQUENT EVENTS

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at March 31, 2001 in the amount of $3,881,602.

Results of Operations

During the three months ended March 31, 2001, net sales were $128,030 compared to $196,548 for the comparable period of the prior year.  The decrease in sales is attributable to the continued refocusing of the Company’s business from software product sales to video streaming and production services. The costs of products sold in the three months ended March 31, 2001 were $23,965 compared to $11,243 for the comparable period of the prior year.

Operating losses for the three months ended March 31, 2001 were $1,681,161 compared to an operating loss of $1,489,405 for the comparable period of the prior year.  The increased operating loss for the first quarter, 2001, reflects the Company’s continued transition to new markets.

The Company incurred net interest expense of $47,173 during the three months ended March 31, 2001, compared to $4,638 for the comparable period of the prior year.  The majority of the increase was associated with the Series M Convertible Preferred offering completed in January 2001 and interest paid on the Convertible Secured Debenture.

The Company incurred stock issued for services expense of $134,690 during the three months ended March 31, 2001, compared to $33,000 for the comparable period of the prior year.

The Company incurred stock based compensation expense of $373,899 during the three months ended March 31, 2001, compared to $83,654 for the comparable period of the prior year.

Technology Acquisition

During the three months ended March 31, 2001, the Company acquired proprietary data encryption technology for use in its streaming media products and services business sector.  The technology combines a variety of advanced methods giving the Company the unique ability to deliver simultaneous streaming media and downloading services in a fully secure, industry-standard environment.  The acquired technology is being used in combination with the Company’s existing patented and patent-pending technologies in products and services being introduced in the second quarter of 2001.  Management is evaluating the estimated useful life of this asset.

Liquidity and Capital Resources

At March 31, 2001, the Company had issued checks in excess of cash of $129,063 of cash and had a deficit in working capital (current liabilities in excess of current assets) of $4,163,197.

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

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company’s leased offices.  Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief.  The Company‘s insurance carriers are defending the claims against the Company and discovery proceedings are currently underway.

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

On February 28, 2001 the Company filed on Form 8-K reporting that the Company’s Board of Directors had established February 28, 2001 as the date of record for the meeting for approval of the proposed merger with Streamedia Communications, Inc. of New York.

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

Date: May 18, 2001

eSynch Corporation

By:	/S/ Thomas Hemingway
Thomas Hemingway, Chief Executive Officer
(Authorized Officer)

By:	/S/ Mark Utzinger
Mark Utzinger, Vice President - Finance