Form 10QSB
period 2001-06-30
ESYNCH CORP/CA
filed 2001-08-20
CIK 859915

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001


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


State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date: at August 17, 2001:
25,956,246

Transitional Small Business Disclosure Format (Check one): Yes [ ] No
[X]


                              TABLE OF CONTENTS


PART I  Financial Information. . . . . . . . . . . . . . . . . . . .    3

  Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .    3

    Condensed Consolidated Balance Sheet as of June 30, 2001
     and December 31, 2000 (Unaudited) . . . . . . . . . . . . . . .    3

    Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2001 and 2000 (Unaudited) . . . .    4

    Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2001 and 2000 (Unaudited) . . . . . . . .    5

    Notes to Condensed Consolidated Financial Statements (Unaudited)    6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . .   11

PART II Other Information. . . . . . . . . . . . . . . . . . . . . .   13

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   13

  Item 2. Changes in Securities and Use of Proceeds. . . . . . . . .   13

  Item 5. Other Information  . . . . . . . . . . . . . . . . . . . .   14

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   14

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   15


               ESYNCH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)


                                                    June 30,    December 31,
                                                      2001          2000
                                                   -----------   -----------

                                      ASSETS
Current Assets
    Cash . . . . . . . . . . . . . . . . . . . . . $         -   $         -
    Accounts receivable, net of $27,534 and $80,504
    allowance for bad debt respectively   . . . . .      5,105         8,414
   Notes receivable, net of $31,000 and $350,929
    allowance for bad debt respectively . . . . . .    500,139         6,172
   Note receivable from affiliate, net bad debt
    of $300,000 . . . . . . . . . . . . . . . . . .          -       200,000
   Prepaid expenses and other current assets. . . .     48,141        22,154
                                                   -----------   -----------
        Total Current Assets. . . . . . . . . . . .    553,385       236,740

Property and equipment, net of accumulated
 depreciation . . . . . . . . . . . . . . . . . . .    600,474       724,435
Goodwill, net of accumulated amortization . . . . .  1,629,750     2,467,434
Other assets, net of accumulated amortization . . .    400,087       206,169
                                                   -----------   -----------
     Total Assets . . . . . . . . . . . . . . . . .$ 3,183,696   $ 3,634,778
                                                   ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Checks issued in excess of cash in bank . . . .$     5,284   $   150,797
    Accounts payable. . . . . . . . . . . . . . . .  1,145,392       701,680
    Accrued liabilities . . . . . . . . . . . . . .  2,212,832     1,961,044
    Accrued preacquisition liability. . . . . . . .    320,491       606,147
    Notes payable - current portion . . . . . . . .    123,400        83,400
    Notes payable - related party . . . . . . . . .    450,000       450,000
    Capital lease obligation, current portion . . .     77,336        63,244
    Preferred dividends payable . . . . . . . . . .    420,722       374,754
                                                   -----------   -----------
        Total Current Liabilities . . . . . . . . .  4,755,457     4,391,066
                                                   -----------   -----------
Capital lease obligation. . . . . . . . . . . . . .    127,935       115,570
Convertible debentures. . . . . . . . . . . . . . .          -       500,000
                                                   -----------   -----------

Stockholders' Deficit
    Preferred Stock - $0.001 par value; 400,000
     shares authorized
      Redeemable Preferred Stock - Series J, $0.001
       par value; 275 shares authorized; 73.5 and
       139.5 shares issued and outstanding;
       liquidation preference $735,000 and
       $1,395,000 . . . . . . . . . . . . . . . . .    610,000     1,270,000
      Redeemable Preferred Stock - Series K, $0.001
       par value; 250 shares authorized; 42.5
       and 81.5 shares issued and outstanding;
       liquidation preference $425,000 and
       $815,000 . . . . . . . . . . . . . . . . . .    300,000       690,000
      Redeemable Preferred Stock - Series L,
       $0.001 par value; 210 shares authorized;
       no shares outstanding. . . . . . . . . . . .          -             -
      Redeemable Preferred Stock - Series M,
       $0.001 par value; 220 shares authorized;
       196.9 and 172.8 shares issued and
       outstanding; liquidation preference
       $1,969,000 and $1,728,000. . . . . . . . . .   2,639,862     2,414,862
    Common stock - $0.001 par value; 50,000,000
     shares authorized; 25,263,856 and 13,234,757
     shares issued and outstanding. . . . . . . . .      25,264        13,235
    Additional paid-in capital. . . . . . . . . . .  42,752,777    38,628,990
    Deferred compensation . . . . . . . . . . . . .     (45,844)     (393,080)
    Accumulated deficit . . . . . . . . . . . . . . (47,981,755)  (43,995,865)
                                                    -----------   -----------
        Total Stockholders' Deficit . . . . . . . .  (1,699,696)   (1,371,858)
                                                    -----------   -----------
    Total Liabilities and Stockholders' Deficit . . $ 3,183,696   $ 3,634,778
                                                    ===========   ===========

See the accompanying notes to the condensed consolidated financial statements.

                                3

               ESYNCH CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the Three Months       For the Six Months
                                      Ended June 30,            Ended June 30,
                                 ------------------------  ------------------------
                                     2001        2000         2001         2000
                                 -----------  -----------  -----------  -----------
Revenues
    Revenue . . . . . . . . . .  $    74,978  $   336,546  $   203,007  $   533,094
    Cost of products sold . . .       41,650       41,568       65,615       52,811
                                 -----------  -----------  -----------  -----------
        Gross Profit. . . . . .       33,328      294,978      137,392      480,283
                                 -----------  -----------  -----------  -----------

Operating and Other Expenses
    General and administrative.      899,975    1,037,136    1,724,635    2,090,887
    Research and development. .       82,720      169,940      199,025      240,839
    Stock issued for services .      156,200       59,396      290,890      143,050
    Stock based compensation. .      106,359      231,000      480,258      264,000
    Amortization of goodwill. .      414,346      418,767      837,535      837,535
    Interest expense, net . . .      114,156        5,766      161,328       10,404
                                 -----------  -----------  -----------  -----------
      Total Operating and Other
        Expenses. . . . . . . .    1,773,756    1,922,005    3,693,671    3,586,715
                                 -----------  -----------  -----------  -----------
Net Loss. . . . . . . . . . . .   (1,740,428)  (1,627,027)  (3,556,279)  (3,106,432)

Preferred Dividend. . . . . . .       48,286      605,598      429,612    2,368,373
                                 -----------  -----------  -----------  -----------
Loss Applicable to Common Shares $(1,788,714) $(2,232,625) $(3,985,891) $(5,474,805)
                                 ===========  ===========  ===========  ===========

Basic and Diluted Loss per
    Common Share  . . . . . . .  $     (0.09) $     (0.19) $     (0.25) $     (0.49)
                                 ===========  ===========  ===========  ===========
Weighted average number of
 common shares used in per
 share calculations . . . . . .   19,430,726   11,605,787   15,882,593   11,145,934
                                 ===========  ===========  ===========  ===========

See the accompanying notes to the condensed consolidated financial statements.

                                4

               ESYNCH CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                         For the Six Months
                                                                            Ended June 30,
                                                                      -------------------------
                                                                             2001          2000
                                                                      -----------    ----------
Cash Flows from Operating Activities
  Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(3,556,279)   $(3,106,432)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization  . . . . . . . . . . . . . .          251,144        136,332
      Amortization of goodwill . . . . . . . . . . . . . . . . .          837,535        837,535
      Reversal of allowance for bad debt . . . . . . . . . . . .         (306,929)             -
      Write-off of acquired liabilities. . . . . . . . . . . . .         (285,656)             -
      Stock Issued for services  . . . . . . . . . . . . . . . .          290,890        264,000
      Stock issued for settlement of lawsuit . . . . . . . . . .                -         97,000
      Stock issued for interest. . . . . . . . . . . . . . . . .           59,191              -
      Additional compensation for modification of warrants . . .           20,344              -
      Stock based compensation . . . . . . . . . . . . . . . . .          480,258        143,050
  Changes in operating assets and liabilities:
      Accounts receivable  . . . . . . . . . . . . . . . . . . .            3,309       (105,341)
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . .                -          5,943
      Other receivables  . . . . . . . . . . . . . . . . . . . .           12,962        (20,000)
      Prepaid expenses and other current assets. . . . . . . . .          (25,987)        21,814
      Accounts payable . . . . . . . . . . . . . . . . . . . . .          298,074        263,076
      Accrued liabilities  . . . . . . . . . . . . . . . . . . .          251,791       (365,774)
                                                                      -----------    -----------
          Net Cash Used in Operating Assets  . . . . . . . . . .       (1,669,353)    (1,828,797)

Cash Flows From Investing Activities
  Acquisition of property and equipment  . . . . . . . . . . . .           (6,776)      (204,619)
  Note receivable  . . . . . . . . . . . . . . . . . . . . . . .                -       (250,000)
  Other Assets . . . . . . . . . . . . . . . . . . . . . . . . .                -        (17,535)
                                                                      -----------    -----------
          Net Cash Used in Investing Activities  . . . . . . . .           (6,776)      (472,154)

Cash Flows From Financing Activities
  Stock issued for cash  . . . . . . . . . . . . . . . . . . . .        1,385,000         63,500
  Proceeds from issuance of Preferred shares, net of costs . . .          113,644        400,000
  Proceeds from the exercise of options and warrants . . . . . .           86,400             -
  Proceeds from warrants issued in connection with
     Series M Preferred. . . . . . . . . . . . . . . . . . . . .           63,356             -
  Proceeds from borrowing  . . . . . . . . . . . . . . . . . . .           40,000       572,042
  Payments on capital lease. . . . . . . . . . . . . . . . . . .          (12,271)            -
                                                                      -----------    ----------
          Net Cash Provided by Financing Activities  . . . . . .        1,676,129     1,035,542

Net Increase (Decrease) in Cash  . . . . . . . . . . . . . . . .                -   (1,265,409)

Cash at Beginning of Period . .  . . . . . . . . . . . . . . . .                -     1,319,971
                                                                      -----------    ----------
Cash at End of Period . . . . .  . . . . . . . . . . . . . . . .      $         -    $   54,562
                                                                      ===========    ==========

                                5

See the accompanying notes to the condensed consolidated financial statements.

               eSYNCH CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES ORGANIZATION AND NATURE OF OPERATIONS -

The primary activities of eSynch Corporation ("eSynch" or the "Company") have consisted of developing and marketing media rights management solutions, video-on-demand services and video streaming through the Internet, software sales through the Internet, video encoding, compression and authoring, raising capital, and acquiring businesses.

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

eSynch designs, develops, markets and supports intelligent digital media solutions and services, including media rights management, audio and video encryption, delivery, tracking and measurement tools, and streaming media services. The Company has developed a suite of software and related components designed for the delivery of live and on-demand audio and video through cable, satellite and the Internet. The Company provides turnkey solutions, offering services necessary to provide secure streaming media including software development and implementation of e-commerce applications, production, encoding, decoding and encryption, client-side metrics, reporting, content management, pay-per-view streaming, hosting and archiving. The Company's software helps businesses deliver high-quality video content to their customers. The Company also develops PC utility products, primarily for the Internet user.

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

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has a $4,202,072 working capital deficit at June 30, 2001, has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at June 30, 2001 in the amount of $47,981,755. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 21,859,056 and 3,760,839 potentially issuable common shares outstanding at June 30, 2001 and 2000, respectively, which were excluded from the calculation of diluted loss per share as they would have decreased the loss per share.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when delivered except for products sold through distributors for which revenue is recognized upon receipt of payment.

NEW ACCOUNTING STANDARDS - On July 20, 2001, the Financial
Accounting Standards Board issued SFAS No. 141, "Business
Combinations" and SFAS No. 142 "Goodwill and Other Intangible
Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill.

The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

The Company expects to adopt these standards during the year ended December 31, 2001 and management does not estimate that these statements will have a material impact on the Company's results of operations, financial position or liquidity.

NOTE 2--NOTES RECEIVABLE

Notes receivable includes $250,085 loaned to Streamedia Communications Inc. during the quarter ended March 31, 2001. The amounts were loaned under an assumed merger. The loans bear interest at 10% and were due on May 21, 2001. The loan is collateralized by 913,687 shares of Streamedia Communications, Inc. common stock. Management is reviewing the options available with respect to collection of monies due.

Notes receivable includes an outstanding balance of $250,000 for loans to eLiberation.com Corporation during the year ended December 31, 2000. The loans were made in anticipation of a planned merger which was never consummated and are collateralized by a UCC-1 Financing Statement filed with the California Secretary of State. Subsequent to June 30, 2001, the Company received $85,000 from eLiberation.com on this receivable.

NOTE 3--ACCRUED LIABILITIES

The preacquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark. During the three months ended June 30, 2001 the Company wrote off $285,656 of these preacquisition liabilities due to the expiration of legal obligations which has been included in general and administrative expenses.

NOTE 4--NOTES PAYABLE RELATED PARTY

Notes payable - related party includes $450,000 loaned to the Company by a director during the quarter ended June 30, 2000. On
January 10, 2001, the terms for repayment were restated from due on demand to due on twenty days written notice.

NOTE 5--COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS -

On May 29, 2001, the Company entered into an agreement with a design and marketing consulting firm for which compensation of 1,000,000 shares of Common Stock was payable in two installments. Upon signing of the agreement, the first installment of 500,000 shares was issued. The agreement was cancelled on July 5, 2001 prior to the second installment becoming due.

On June 26, 2001, the Company entered into an agreement with a sales and marketing consulting firm for which compensation of 60,000 shares of common stock was issued.

CAPITAL LEASE -

During the three months ended June 30, 2001 the Company entered into a lease for computer equipment. The lease is for 36 months and requires a minimum monthly payment of approximately $1,171.
The lease has been treated as a capital lease.

LITIGATION -

In September, 1999 a lawsuit was filed by C-Group, Inc. in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount of the claim to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $52,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be appealed. As of December 31, 2000 the Company accrued $81,326. During the three months ended June 30, 2001 the Company accrued the remaining $52,332.

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company's leased offices. Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief. The Company`s insurance carriers are defending the claims against the Company and discovery proceedings are currently underway.

On January 11, 2001, the Company was named as defendant in a lawsuit filed by Post Modern Edit, LLC, in California Superior Court, County of Los Angeles, seeking damages of not less than $50,000 for breach of a confidentiality agreement, breach of contract, and other claims related to a proposed but unconsummated acquisition of Post Modern Edit by the Company. On May 9, 2001, the parties reached a full settlement of the litigation in which Post Modern Edit agreed to return 21,000 shares of the Company's common stock it owned in exchange for $6,300 cash paid by the Company. This case is now closed.

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. Management is evaluating the claim and has referred the lawsuit to outside counsel for review and appropriate response. The claim is included in preacquisition liabilities on the accompanying balance sheets.

NOTE 6--STOCKHOLDERS' EQUITY

During the three months ended June 30, 2001, the Company issued Common Stock as follows: 560,000 shares for services in the amount of $156,200 which was charged to stock issued for services expense, the purchase of 3,652,273 shares for a total cash consideration of $860,000. Additionally, the Company issued 57,821 shares valued at $18,190 in settlement of interest.

During the three months ended June 30, 2001, holders of Series J Convertible Preferred Stock converted a total of 9 preferred shares valued at $90,000 and received 382,287 common shares including accrued dividends in the amount of $18,604. During the period, holders of Series K Convertible Preferred Stock converted a total of 9 preferred shares valued at $90,000 and received 448,041 common shares including accrued dividends in the amount of $10,492. During the period, holders of Series M Convertible Preferred Stock requested and were permitted to rescind a conversion of 4 preferred shares valued at $40,000 for which 79,535 of unregistered common shares were returned to the Company. During the period, holders of the Secured Convertible Debenture converted a total of $250,000 and received 1,250,045 common shares including accrued interest, legal fees and penalties in the aggregate amount of $6,926. No Secured Convertible Debentures were outstanding at June 30, 2001.

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

During the three months ended June 30, 2001, options to purchase 20,000 shares of common stock were exercised for $4,500 and holders of warrants issued in conjunction with the Secured Convertible Debenture converted the warrants for 312,500 common shares for a net cash consideration of $81,900. During the three months ended June 30, 2001, the Company modified the exercise price of the warrants for 312,500 resulting an additional charge of $20,344 to operations. Options for 100,000 shares expired or were cancelled during the period.

OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES - During the three months ended June 30, 2001, the Company issued warrants to purchase 100,000 shares of common stock in connection with an investment of $325,000 for which 1,300,000 shares of common stock were also issued. The warrants were valued at $30,870 using the black scholes method and expensed during the three months ended June 30, 2001.

NOTE 8--SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended June 30, 2001, the Company converted $90,000 of Series J Preferred stock, $90,000 of Series K Preferred stock, $250,000 of Secured Convertible Debenture, and agreed to rescind the conversion of $40,000 of Series M Preferred stock for a net issuance of 2,000,838 shares of common stock, including interest shares. The Company accrued $48,286 of dividends on the preferred stock and converted $29,095 of that dividend into shares of common stock. The Company accrued $15,391 of interest on the convertible debenture and converted $13,724 of that interest into shares of common stock.

The Company acquired $38,727 of computer equipment under a capital lease during the three months ended June 30, 2001.

NOTE 9--SUBSEQUENT EVENTS

During the year ended December 31, 2000, the Company made loans to eLiberation.com Corporation in conjunction with a contemplated merger between the two companies. The loans are secured by a UCC-1 Financing Statement filed on August 22, 2000 with the
California Secretary of State. On July 2, 2001, the maturity date of the loans, the amount due the Company including accrued interest was $273,577. On August 3, 2001, the Company took available steps to collect all amounts due plus legal expenses.
On August 15, 2001 the Company received repayment of approximately $85,000, net of legal expenses.

On July 12, 2001, the Company announced that it had successfully negotiated the restructuring of all outstanding convertible preferred stock to debt instruments subject to the signing of definitive documents. Although definitive agreements have not been signed, and the terms of the agreements may change, the following are the current terms of the proposed agreements. Simultaneously, all holders of convertible preferred stock agreed to a ninety day no trade, lockup period with respect to their trading in the Company's common stock. Under the restructuring, the holders of shares of Series J and Series K Convertible Preferred Stock will exchange their preferred stock for promissory notes at 125% of the outstanding principal amount of the preferred stock and accrued dividends plus warrants to purchase 500,000 shares of common stock at $0.50 per share. The notes will bear interest at 8% per annum payable on a quarterly basis and are subject to four redemption payments totaling approximately $1,689,000 over 10 months. The holders of all shares of Series M Convertible Preferred Stock will exchange their preferred stock for promissory notes at the outstanding principal amount of the preferred stock, accrued dividends and penalties plus warrants to purchase 1,000,000 shares of common stock at $0.50 per share. The notes will bear interest at 8% per annum payable on a quarterly basis. The notes will be redeemed with an initial payment of $1,000,000 followed by monthly payments over 2 years totaling approximately $1,137,000. In addition, the Series M holders will receive on a pro-rata basis one share of common stock for each $20 of additional capital raised by the Company until the notes are fully redeemed. If completed, this restructuring would result in an increase in current notes payable of approximately $3,800,000 and interest expense of approximately $1,200,000 at the date of restructuring. On July 20, 2001, the Company entered into an agreement with a financial consulting and marketing firm, Madison & Wall, for which compensation of 400,000 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock is payable.

On August 6, 2001, the Company entered into an agreement with a financial and marketing consultant for which compensation of 330,000 shares of Common Stock is payable.

One share of Series J Convertible Preferred Stock was converted into 49,390 shares of common stock.

In September, 1999, a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. In March 2001, a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark plus $52,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be appealed.

Above repeated in "Part 2 - Item 1 - Legal Proceedings"
(page 14)

[per D Hutt, the MD attorneys are owed about $9000 and will reopen the matter if paid current plus a retainer. The claim we have been receiving correspondence all along and were properly noticed. Dick says nothing was received.]

[re Stride and Associates (the head hunter) per M Utzinger, we are current on the plan to make 4 payments to Stride of $4500 each. As we are current and more than the agreed settlement has been accrued, this item need not be discussed in the Q].

Note 9 - Subsequent Events

On July 18, 2001, David P. Noyes, the Company's former Chief Financial Officer, filed with the Labor Commissioner, State of California, a claim for wages due under an employment contract seeking $96,572.98. Mr. Noyes was terminated for cause by the Company in November 2000 and the Company believes all claims are without merit.

On July 27, 2001, the Company entered into a Release and Settlement Agreement with Digital Leisure, Inc., related to the provisions of a Settlement and Mutual Release Agreement from February 2000. Under the Release and Settlement Agreement, the Company agreed to pay Digital Leisure a total of $40,867 plus interest in regularly scheduled payments. The Company failed to make the first payment of $10,000 due on August 17, 2001.

In August 2001, the Company discovered that a wrongful termination lawsuit had been filed by Donald C. Watters, the Company's former president and chief operating officer. No complaint has been served on or reviewed by the Company. However, based upon communication with Mr. Watters following his termination in November 2000, the Company believes Mr. Watters could be seeking wages, benefits, perquisites, expenses and may be claiming that the Company had an obligation to repurchase his common stock, options and warrants as of his termination. Mr. Watters was terminated by the Company for cause and the Company believes any potential claims are without merit and will vigorously defend the complaint.

In August 2001, the Company was notified that a wrongful termination lawsuit had been filed by Donald C. Watters, the Company's former president and chief operating officer, seeking in excess of $100,000. Mr. Watters was terminated by the Company for cause in January 2001. The Company has not seen the complaint but believes any claims are without merit.

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at June 30, 2001 in the amount of $4,202,072.

Results of Operations

During the three and six months ended June 30, 2001, sales were $74,978 and $203,007 compared to $336,546 and $533,094 for the comparable periods of the prior year. The decrease in sales is attributable to the continued refocusing of the Company's business from software product sales to video streaming and production services. The cost of products sold in the three and six months ended June 30, 2001 were $41,650 and $65,615 compared to $41,568 and $52,811 for the comparable periods of the prior year.

Operating losses for the three and six months ended June 30, 2001 were $1,740,428 and $3,556,279 compared to an operating losses of $1,627,027 and $3,106,432 for the comparable periods of the prior year. The operating results for the reported periods reflect management's continued efforts to maximize potential and contain costs while it repositions the Company for revenue growth.

The Company incurred net interest expense of $114,156 and $161,328 during the three and six months ended June 30, 2001 compared to $5,766 and $10,404 for the comparable periods of the prior year. The majority of the increase was associated with the Series M Convertible Preferred offering completed in January 2001 and interest paid on the Convertible Secured Debenture.

During the three and six months ended June 30, 2001, the Company spent $82,720 and $199,025 on research and development related to the various streaming media and other product initiatives launched and under development in the periods reported. The Company spent $169,940 and $240,839 in the comparable periods of the prior year.

The Company incurred stock issued for services expense of $156,200 and $290,890 during the three and six months ended June
30, 2001 compared to $59,396 and $143,050 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $106,359 and $480,258 during the three and six months ended June 30, 2001 compared to $231,000 and $264,000 for the comparable periods of the prior year.

Liquidity and Capital Resources

At June 30, 2001, the Company had issued checks in excess of cash of $5,284 of cash and had a deficit in working capital (current liabilities in excess of current assets) of $4,202,072.

The Company has been relying upon sale of common stock, the issuance of the preferred stock, convertible debentures and short term notes to fund continuing operations. During the 3 months ended June 30, 2001, the Company issued 3,652,273 common shares in exchange for an investment of $860,000, issued 332,500 common shares upon the exercise of stock options and warrants with net proceeds to the Company of $86,400, and issued 50,000 common shares as partial interest on a short term note of $40,000.

The Company estimates that during the quarter it was using approximately $225,000 more cash each month than was generated by operations.

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


PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

In September, 1999, a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. In March 2001, a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark plus $52,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be appealed.

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company's leased offices. Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief. The Company`s insurance carriers are defending the claims against the Company and discovery proceedings are currently underway.

On January 11, 2001, the Company was named as defendant in a lawsuit filed by Post Modern Edit, LLC, in California Superior Court, County of Los Angeles, seeking damages of not less than $50,000 for breach of a confidentiality agreement, breach of contract, and other claims related to a proposed but unconsummated acquisition by the Company of Post Modern Edit. The parties reached a settlement of the litigation and Post Modern Edit returned 21,000 shares of the Company's common stock and received $6,300 cash. This case is now closed.

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. Management is evaluating the claim and has referred the lawsuit to outside counsel for review and appropriate response.

Item 2 - Changes in Securities and Use of Proceeds:

(a) The following securities were issued by the Company during the three months ended June 30, 2001 without registration under the Securities Act of 1933:

  (i)    560,000 shares of Common Stock for services.
  (ii)   3,652,273 shares of Common Stock for cash consideration.
  (iii)  20,000 shares of Common Stock upon the exercise of stock options.
  (iv) 50,000 shares of Common Stock as interest on a short term note.

The cash proceeds from these issuances were used for general corporate purposes.

The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

(b) The following registration statement was filed by the Company during the three months ended June 30, 2001.

  (i)  On June 11, 2001 the Company filed Post-Effective Amendment
       1 to the Registration Statement on Form S-8 originally filed June 4, 2001 related to the registration of common stock of the Company as required by terms of a Service Agreement dated May 29, 2001.

Item 5 - Other Information.

On July 12, 2001, the Company announced that it had successfully negotiated the restructuring of all outstanding convertible preferred stock to debt instruments subject to the signing of definitive documents. Although definitive agreements have not been signed, and the terms of the agreements may change, the following are the current terms of the proposed agreements. Simultaneously, all holders of convertible preferred stock agreed to a ninety day no trade, lockup period with respect to their trading in the Company's common stock. Under the restructuring, the holders of shares of Series J and Series K Convertible Preferred Stock will exchange their preferred stock for promissory notes at 125% of the outstanding principal amount of the preferred stock and accrued dividends plus warrants to purchase 500,000 shares of common stock at $0.50 per share. The notes will bear interest at 8% per annum payable on a quarterly basis and are subject to four redemption payments totaling approximately $1,689,000 over 10 months. The holders of all shares of Series M Convertible Preferred Stock will exchange their preferred stock for promissory notes at the outstanding principal amount of the preferred stock, accrued dividends and penalties plus warrants to purchase 1,000,000 shares of common stock at $0.50 per share. The notes will bear interest at 8% per annum payable on a quarterly basis. The notes will be redeemed with an initial payment of $1,000,000 followed by monthly payments over 2 years totaling approximately $1,137,000. In addition, the Series M holders will receive on a pro-rata basis one share of common stock for each $20 of additional capital raised by the Company until the notes are fully redeemed. If completed, this restructuring would result in an increase in current notes payable of approximately $3,800,000 and interest expense of approximately $1,200,000 at the date of restructuring.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits.

Those exhibits previously filed with the Securities and Exchange
Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

  Exhibit No.     Description of Exhibit
  ----------      ----------------------
    None

(b) Reports on Form 8-K

During the period covered by this report the Company filed the following report on Form 8-K:

On April 9, 2001 the Company filed on Form 8-K reporting that on March 30, 2001 the Company had issued a Press Release announcing that following the completion of due diligence, the boards of directors of both the Company and Streamedia Communications Inc. have independently decided that the Planned Merger of the companies announced on January 24, 2001 would not be completed.

                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 20, 2001


     eSynch Corporation


     By:  /S/ Thomas Hemingway
          --------------------------------------
          Thomas Hemingway, Chief Executive Officer
          (Authorized Officer)

     By:  /S/ Mark Utzinger
          --------------------------------------
          Mark Utzinger, Vice President - Finance