Form 10QSB/A
period 2001-06-30
ESYNCH CORP/CA
filed 2001-08-21
CIK 859915

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


                              TABLE OF CONTENTS


PART I  Financial Information. . . . . . . . . . . . . . . . . . . .    3

  Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .    3

    Condensed Consolidated Balance Sheet as of June 30, 2001
     and December 31, 2000 (Unaudited) . . . . . . . . . . . . . . .    3

    Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2001 and 2000 (Unaudited) . . . .    4

    Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2001 and 2000 (Unaudited) . . . . . . . .    5

    Notes to Condensed Consolidated Financial Statements (Unaudited)    6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . .   11

PART II Other Information. . . . . . . . . . . . . . . . . . . . . .   12

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   12

  Item 2. Changes in Securities and Use of Proceeds. . . . . . . . .   12

  Item 5. Other Information  . . . . . . . . . . . . . . . . . . . .   13

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   13

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   14


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

On August 6, 2001, the Company entered into an agreement with a financial and marketing consultant for which compensation of 230,000 shares of Common Stock is payable.

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


