Form 10QSB/A
period 2001-06-30
ESYNCH CORP/CA
filed 2001-08-30
CIK 859915

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB/A
                            (AMENDMENT NO. 2)



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

               ESYNCH CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the Three Months       For the Six Months
                                      Ended June 30,            Ended June 30,
                                 ------------------------  ------------------------
                                     2001        2000         2001         2000
                                 -----------  -----------  -----------  -----------
Revenues
    Revenue . . . . . . . . . .  $    74,977  $   336,546  $   203,007  $   533,094
    Cost of products sold . . .       41,650       41,568       65,615       52,811
                                 -----------  -----------  -----------  -----------
        Gross Profit. . . . . .       33,327      294,978      137,392      480,283
                                 -----------  -----------  -----------  -----------

Operating and Other Expenses
    General and administrative.    1,034,665    1,037,136    1,724,635    2,090,887
    Research and development. .       82,720      169,940      199,025      240,839
    Stock issued for services .      156,200       59,396      290,890      143,050
    Stock based compensation. .      106,359      231,000      480,258      264,000
    Amortization of goodwill. .      414,346      418,767      837,535      837,535
    Interest expense, net . . .      114,155        5,766      161,328       10,404
                                 -----------  -----------  -----------  -----------
      Total Operating and Other
        Expenses. . . . . . . .    1,908,445    1,922,005    3,693,671    3,586,715
                                 -----------  -----------  -----------  -----------
Net Loss. . . . . . . . . . . .   (1,875,118)  (1,627,027)  (3,556,279)  (3,106,432)

Preferred Dividend. . . . . . .       48,286      605,598      429,612    2,368,373
                                 -----------  -----------  -----------  -----------
Loss Applicable to Common Shares $(1,923,404) $(2,232,625) $(3,985,891) $(5,474,805)
                                 ===========  ===========  ===========  ===========

Basic and Diluted Loss per
    Common Share  . . . . . . .  $     (0.10) $     (0.19) $     (0.25) $     (0.49)
                                 ===========  ===========  ===========  ===========
Weighted average number of
 common shares used in per
 share calculations . . . . . .   19,430,726   11,605,787   15,882,593   11,145,934
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

Notes receivable includes an outstanding balance of $250,000 for loans to eLiberation.com Corporation during the year ended December 31, 2000. The loans were made in anticipation of a planned merger which was never consummated and are collateralized by a UCC-1 Financing Statement filed with the California Secretary of State. Subsequent to June 30, 2001, the Company received approximately $250,000, net legal expenses from eLiberation.com on this receivable.

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

NOTE 9--SUBSEQUENT EVENTS

During the year ended December 31, 2000, the Company made loans to eLiberation.com Corporation in conjunction with a contemplated merger between the two companies. The loans are secured by a UCC-1 Financing Statement filed on August 22, 2000 with the
California Secretary of State. On July 2, 2001, the maturity date of the loans, the amount due the Company including accrued interest was $273,577. On August 3, 2001, the Company took available steps to collect all amounts due plus legal expenses.
On August 15, 2001 the Company received repayment of approximately $250,000, net of legal expenses.

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

In August 2001, the Company discovered that a wrongful termination lawsuit had been filed by Donald C. Watters, the Company's former president and chief operating officer. No complaint has been served on or reviewed by the Company. However, based upon communication with Mr. Watters following his termination in January 2001, the Company believes Mr. Watters could be seeking wages, benefits, perquisites, expenses and may be claiming that the Company had an obligation to repurchase his common stock, options and warrants as of his termination. Mr. Watters was terminated by the Company for cause and the Company believes any potential claims are without merit and will vigorously defend the complaint.


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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at June 30, 2001 in the amount of $1,699,696.

Results of Operations

During the three and six months ended June 30, 2001, sales were $74,977 and $203,007 compared to $336,546 and $533,094 for the comparable periods of the prior year. The decrease in sales is attributable to the continued refocusing of the Company's business from software product sales to video streaming and production services. The cost of products sold in the three and six months ended June 30, 2001 were $41,650 and $65,615 compared to $41,568 and $52,811 for the comparable periods of the prior year.

Operating losses for the three and six months ended June 30, 2001 were $1,875,118 and $3,556,279 compared to an operating losses of $1,627,027 and $3,106,432 for the comparable periods of the prior year. The operating results for the reported periods reflect management's continued efforts to maximize potential and contain costs while it repositions the Company for revenue growth.

The Company incurred net interest expense of $114,155 and $161,328 during the three and six months ended June 30, 2001 compared to $5,766 and $10,404 for the comparable periods of the prior year. The majority of the increase was associated with the Series M Convertible Preferred offering completed in January 2001 and interest paid on the Convertible Secured Debenture.

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

     Date: August 30, 2001


     eSynch Corporation


     By:  /S/ Thomas Hemingway
          --------------------------------------
          Thomas Hemingway, Chief Executive Officer
          (Authorized Officer)

     By:  /S/ Mark Utzinger
          --------------------------------------
          Mark Utzinger, Vice President - Finance


