Form 10QSB/A
period 2001-06-30
ESYNCH CORP/CA
filed 2001-09-14
CIK 859915

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB/A
                            (AMENDMENT NO. 3)



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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: at September 7, 2001:
26,906,246

Transitional Small Business Disclosure Format (Check one): Yes [ ] No
[X]


                              TABLE OF CONTENTS


PART I  Financial Information. . . . . . . . . . . . . . . . . . . .    3

  Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .    3

    Condensed Consolidated Balance Sheet as of June 30, 2001
     and December 31, 2000 (Unaudited) . . . . . . . . . . . . . . .    3

    Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2001 and 2000 (Unaudited) . . . .    4

    Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2001 and 2000 (Unaudited) . . . . . . . .    5

    Notes to Condensed Consolidated Financial Statements (Unaudited)    6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . .   13

PART II Other Information. . . . . . . . . . . . . . . . . . . . . .   15

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   15

  Item 2. Changes in Securities and Use of Proceeds. . . . . . . . .   15

  Item 5. Other Information  . . . . . . . . . . . . . . . . . . . .   16

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   16

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   17


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

NOTE 9 - CONTINGENCIES AND LITIGATION -

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

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company's leased offices. Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief. The Company's insurance carriers are defending the claims against the Company and discovery proceedings are currently underway.

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

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. The matter is scheduled for mandatory settlement conference and trial in early 2002. The claim is included in preacquisition liabilities on the accompanying balance sheets.

On July 18, 2001, David P. Noyes, the Company's former Chief Financial Officer, filed a claim with the Labor Commissioner, State of California, for wages due under an employment contract seeking $96,572.98. Mr. Noyes was terminated for cause by the Company in November 2000. The Company believes that the claim is without merit and intends to vigorously defend against the claim.

On July 26, 2001, Bixby Land Company, the Company's landlord, filed an unlawful detainer action to recover delinquent rent and penalties in the amount of approximately $125,000. The Company and Bixby are negotiating a settlement under which the Company would pay all delinquent amounts and be relieved of its long-term lease obligations.

On July 27, 2001, the Company entered into a Release and Settlement Agreement with Digital Leisure, Inc. Under the Release and Settlement Agreement, the Company agreed to pay Digital Leisure a total of $40,867, plus interest, in regularly scheduled payments. As a result of the Company's failure to comply with the payment schedule, Digital Leisure has subsequently secured a judgment for the total amount owed.

On August 9, 2001, an action was filed in California
Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C.
Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortious adverse employment action in violation of public policy.
Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action.

On August 10, 2001, a lawsuit was filed by Kforce.com seeking to collect approximately $43,000 claimed to be owed under a Consulting Services Agreement. Management has referred the lawsuit to outside counsel for review and appropriate response. The claim is fully accrued in the Company's financial statements.


NOTE 10--SUBSEQUENT EVENTS

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

Subsequent to June 30, 2001, the Company entered into three agreements with financial and marketing consultants for which compensation of 1,580,000 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock are issuable, one share of Series J Convertible
Preferred Stock was converted into 49,390 shares of common stock, and the Company issued 40,000 shares of common stock as interest and penalties on a loan to the Company.

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

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company's leased offices. Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief. The Company's insurance carriers are defending the claims against the Company and discovery proceedings are currently underway.

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

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. The matter is scheduled for mandatory settlement conference and trial in early 2002.

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

     Date: September 14, 2001


     eSynch Corporation


     By:  /S/ Thomas Hemingway
          --------------------------------------
          Thomas Hemingway, Chief Executive Officer
          (Authorized Officer)

     By:  /S/ Mark Utzinger
          --------------------------------------
          Mark Utzinger, Vice President - Finance