Form 10QSB
period 2001-09-30
ESYNCH CORP/CA
filed 2001-11-20
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         Commission file number 0-26790

                               eSynch Corporation
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                         87-0461856
 ------------------------------         -------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)     Identification No.)

                      29 Hubble
                   Irvine, CA  92618
       ----------------------------------------
       (Address of principal executive offices)

                     (949) 727-3233
   ------------------------------------------------
   (Issuer's telephone number, including area code)


   -------------------------------------------------



              (Former name, former address and former fiscal year,
                          if changed since last report)

   State the number of shares outstanding of each of the issuer's classes of
    common equity, as of the latest practicable date: at November 16, 2001:
                                   28,944,747

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                              TABLE OF CONTENTS


PART I  Financial Information. . . . . . . . . . . . . . . . . . . .    3

  Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .    3

    Condensed Consolidated Balance Sheets as of September 30, 2001
     and December 31, 2000 (Unaudited) . . . . . . . . . . . . . . .    3

    Condensed Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 2001 and 2000 (Unaudited). .   4

    Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 2001 and 2000 (Unaudited) . . . . . .   5

    Notes to Condensed Consolidated Financial Statements (Unaudited).   6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . .   10

PART II Other Information. . . . . . . . . . . . . . . . . . . . . .   10

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   10

  Item 2. Changes in Securities and Use of Proceeds. . . . . . . . .   11

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   12


                       ESYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                 September 30,  December 31,
                                                      2001          2000
                                                   -----------   -----------

                                      ASSETS
Current Assets
    Cash . . . . . . . . . . . . . . . . . . . . . $         -   $         -
    Accounts receivable, net of $27,534 and $80,504
    allowance for bad debt, respectively  . . . . .     19,437         8,414
   Notes receivable, net of $31,000 and $350,929
    allowance for bad debt, respectively. . . . . .    250,139         6,172
   Note receivable from affiliate, net bad debt
    of $300,000 and $300,000, respectively. . . . .          -       200,000
   Prepaid expenses and other current assets. . . .    235,426        22,154
                                                   -----------   -----------
        Total Current Assets. . . . . . . . . . . .    505,002       236,740

Property and equipment, net of accumulated
 depreciation . . . . . . . . . . . . . . . . . . .    463,081       724,435
Goodwill, net of accumulated amortization . . . . .  1,210,908     2,467,434
Other assets, net of accumulated amortization . . .    297,215       206,169
                                                   -----------   -----------
     Total Assets . . . . . . . . . . . . . . . . .$ 2,476,206   $ 3,634,778
                                                   ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Checks issued in excess of cash in bank . . . .$   121,532   $   150,797
    Accounts payable. . . . . . . . . . . . . . . .  1,184,586       701,680
    Accrued liabilities . . . . . . . . . . . . . .  2,583,660     1,961,044
    Accrued preacquisition liability. . . . . . . .    185,791       606,147
    Notes payable - current portion . . . . . . . .    163,400        83,400
    Notes payable - related party . . . . . . . . .    450,000       450,000
    Capital lease obligation, current portion . . .     77,336        63,244
    Preferred dividends payable . . . . . . . . . .    479,399       374,754
                                                   -----------   -----------
        Total Current Liabilities . . . . . . . . .  5,245,703     4,391,066
                                                   -----------   -----------
Long-Term Liabilities
    Capital lease obligation. . . . . . . . . . . .    120,952       115,570
    Convertible debentures. . . . . . . . . . . . .          -       500,000
                                                   -----------   -----------
	  Total Long-Term Liabilities	. . . . . . . .    120,952       615,570
						               -----------   -----------
Stockholders' Deficit
    Preferred Stock - $0.001 par value; 400,000
     shares authorized
      Redeemable Preferred Stock - Series J, $0.001
       par value; 275 shares authorized; 72.5 and
       139.5 shares issued and outstanding,
       respectively; liquidation preference
       $725,000 . . . . . . . . . . . . . . . . . .    600,000     1,270,000
      Redeemable Preferred Stock - Series K, $0.001
       par value; 250 shares authorized; 42.5
       and 81.5 shares issued and outstanding,
       respectively; liquidation preference
       $425,000 . . . . . . . . . . . . . . . . . .    300,000       690,000
      Redeemable Preferred Stock - Series L,
       $0.001 par value; 210 shares authorized;
       no shares outstanding. . . . . . . . . . . .          -             -
      Redeemable Preferred Stock - Series M,
       $0.001 par value; 220 shares authorized;
       196.9 and 172.8 shares issued and
       outstanding, respectively; liquidation
       preference $1,969,000. . . . . . . . . . . .   2,639,862    2,414,862
    Common stock - $0.001 par value; 50,000,000
     shares authorized, 26,764,747 and 13,234,757
     shares issued and outstanding, respectively. .      26,765       13,235
    Additional paid-in capital. . . . . . . . . . .  43,045,343   38,628,990
    Deferred compensation . . . . . . . . . . . . .     (40,135)    (393,080)
    Accumulated deficit . . . . . . . . . . . . . . (49,462,283) (43,995,865)
                                                    -----------  -----------
        Total Stockholders' Deficit . . . . . . . .  (2,890,448)  (1,371,858)
                                                    -----------  -----------
    Total Liabilities and Stockholders' Deficit . . $ 2,476,206  $ 3,634,778
                                                    ===========  ===========

            See the accompanying notes to the condensed consolidated
                              financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  For the Three Months      For the Nine Months
                                   Ended September 30,       Ended September 30,
                                 ------------------------  ------------------------
                                     2001        2000         2001         2000
                                 -----------  -----------  -----------  -----------
Revenues
    Revenue . . . . . . . . . .  $    81,710  $   194,614  $   284,718  $   727,708
    Cost of products sold . . .       27,012       48,318       92,627      101,129
                                 -----------  -----------  -----------  -----------
        Gross Profit. . . . . .       54,698      146,296      192,091      626,579
                                 -----------  -----------  -----------  -----------

Operating and Other Expenses
    General and administrative.      936,478    1,168,121    2,946,769    3,259,008
    Research and development. .       58,750       70,471      257,775      311,310
    Stock issued for services .       49,038      278,184      339,928      421,234
    Stock based compensation. .        5,709    1,112,505      485,967    1,376,505
    Amortization of goodwill. .      402,062      418,766    1,239,597    1,256,301
    Interest expense, net . . .       34,280      258,228      195,609      268,632
                                 -----------  -----------  -----------  -----------
      Total Operating and Other
        Expenses. . . . . . . .    1,486,317    3,306,275    5,465,645    6,892,990
                                 -----------  -----------  -----------  -----------
Operating Loss  . . . . . . . .   (1,431,619)  (3,159,979)  (5,273,554)  (6,266,411)

Other Income and Expense. . . .       11,375        4,744      297,031        4,744
                                 -----------  -----------  -----------  -----------
Net Loss. . . . . . . . . . . .   (1,420,244)  (3,155,235)  (4,976,523)  (6,261,667)

Preferred Dividends . . . . . .       60,284       47,431      489,896    2,415,804
                                 -----------  -----------  -----------  -----------
Loss Applicable to Common Shares $(1,480,528) $(3,202,666) $(5,466,419) $(8,677,471)
                                 ===========  ===========  ===========  ===========

Basic and Diluted Loss per
    Common Share  . . . . . . .  $     (0.06) $     (0.24) $     (0.24) $     (0.73)
                                 ===========  ===========  ===========  ===========
Weighted-average number of
 common shares used in per
 share calculations . . . . . .   26,119,179   13,200,370   21,175,515   11,833,905
                                 ===========  ===========  ===========  ===========

            See the accompanying notes to the condensed consolidated
                              financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Ended September 30,
                                                                --------------------------
                                                                   2001           2000
                                                                -----------    -----------
Cash Flows from Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .$(4,976,523)   $(6,261,667)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization  . . . . . . . . . . . . . .    398,217        234,568
      Amortization of goodwill . . . . . . . . . . . . . . . . .  1,239,597      1,256,301
      Reversal of allowance for bad debt . . . . . . . . . . . .   (306,929)             -
      Impairment of property and equipment . . . . . . . . . . .     51,174              -
      Settlement of accrued pre-acquisition liability  . . . . .          -        (92,415)
      Write-off of acquired liabilities. . . . . . . . . . . . .   (420,356)             -
      Stock issued for services  . . . . . . . . . . . . . . . .    339,928        542,184
      Stock issued for settlement of lawsuit . . . . . . . . . .          -         97,000
      Stock issued for interest payment. . . . . . . . . . . . .     71,191              -
      Additional compensation for modification of warrants . . .     20,344              -
      Stock based compensation . . . . . . . . . . . . . . . . .    485,967      1,255,555
      Interest expense for Series L bridge loan warrants . . . .          -        232,258
  Changes in operating assets and liabilities:
      Accounts receivable  . . . . . . . . . . . . . . . . . . .    (11,023)      (130,539)
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . .          -          5,943
      Other receivables  . . . . . . . . . . . . . . . . . . . .    262,962        (27,583)
      Prepaid expenses and other current assets. . . . . . . . .    (19,850)        21,778
      Accounts payable . . . . . . . . . . . . . . . . . . . . .    453,515        474,381
      Accrued liabilities  . . . . . . . . . . . . . . . . . . .    682,646       (356,022)
                                                                -----------    -----------
          Net Cash Used in Operating Assets  . . . . . . . . . . (1,729,140)    (2,748,258)

Cash Flows From Investing Activities
  Note to affiliate    . . . . . . . . . . . . . . . . . . . . .          -       (500,000)
  Acquisition of property and equipment  . . . . . . . . . . . .     (8,006)      (204,056)
  Note receivable  . . . . . . . . . . . . . . . . . . . . . . .          -       (292,000)
  Other Assets . . . . . . . . . . . . . . . . . . . . . . . . .          -        (17,477)
                                                                -----------    -----------
          Net Cash Used in Investing Activities  . . . . . . . .     (8,006)    (1,013,533)

Cash Flows From Financing Activities
  Stock issued for cash  . . . . . . . . . . . . . . . . . . . .  1,413,000        713,410
  Proceeds from issuance of Preferred shares, net of costs . . .    113,644        803,993
  Proceeds from beneficial conversion feature of Preferred Offering       -        100,861
  Proceeds from the exercise of options and warrants . . . . . .     86,400              -
  Proceeds from warrants issued in connection with Preferred . .     63,356        645,646
  Preferred shares issued for cash . . . . . . . . . . . . . . .          -        400,000
  Proceeds from borrowing  . . . . . . . . . . . . . . . . . . .     80,000        574,042
  Payments on notes payable  . . . . . . . . . . . . . . . . . .                  (120,000)
  Payments on capital lease. . . . . . . . . . . . . . . . . . .    (19,254)             -
                                                                -----------     ----------
          Net Cash Provided by Financing Activities  . . . . . .  1,737,146      3,117,952

Net Decrease in Cash . . . . . . . . . . . . . . . . . . . . . .          -       (643,839)

Cash at Beginning of Period . .  . . . . . . . . . . . . . . . .          -      1,319,971
                                                                -----------    -----------
Cash at End of Period . . . . .  . . . . . . . . . . . . . . . .$         -    $   676,132
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

In November 1998, as a result of shareholder action the Company was renamed eSynch Corporation from Innovus Corporation. A predecessor company, Intermark Corporation (Intermark) was reorganized into Innovus Corporation in August 1998. In November 1998, eSynch acquired SoftKat Inc. (SoftKat). In May 1999, SoftKat was sold to a third-party. On April 1, 1999, eSynch acquired Kiss Software Corporation (Kissco) and on September 20, 1999, eSynch acquired Oxford Media Corporation (Oxford).

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

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has a $4,740,701 working capital deficit at September 30, 2001, has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at September 30, 2001 in the amount of $49,462,283. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, (SFAS 128), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options, Series J, Series K and Series M redeemable preferred stock and convertible notes payable except during loss periods when those potentially
issuable common shares would decrease the loss per share.   At
September 30, 2001, there were shares of Series J redeemable preferred stock, 42.5 shares of Series K redeemable preferred stock, 196.9 shares of Series M redeemable preferred stock and there were options and warrants to purchase 5,857,630 shares of common stock that were not included in the computation of diluted net loss per shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. There were 5,297,857 potentially issuable common shares outstanding at September 30, 2000, which were excluded from the calculation of diluted loss per share as they would have decreased the loss per share.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when delivered except for products sold through distributors for which revenue is recognized upon receipt of payment.

NEW ACCOUNTING STANDARDS - On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets.

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

The Company expects to adopt these standards during the year ended December 31, 2001 and management does not know the impact of these statements on the Company's results of operations, financial position or liquidity.

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

Notes receivable includes an outstanding balance of $250,000 for loans from eLiberation.com Corporation during the year ended December 31, 2000. The loans were made in anticipation of a planned merger which was never consummated and are collateralized by a UCC-1 Financing Statement filed with the California Secretary of State. During the nine months ended September 30, 2001, the Company received approximately $250,000, net legal expenses from eLiberation.com on this receivable.

NOTE 3--ACCRUED LIABILITIES

The pre-acquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark. During the nine months ended September 30, 2001 the Company wrote off $420,356 of these pre-acquisition liabilities due to the expiration of legal obligations which has been included in other income and expense.

NOTE 4--NOTES PAYABLE RELATED PARTY AND NOTES PAYABLE

Notes payable - related party includes $450,000 loaned to the Company by a director during the quarter ended June 30, 2000. On
January 10, 2001, the terms for repayment were restated from due on demand to due on twenty days written notice.

During the three months ended September 30, 2001, the Company borrowed $80,000 from two individuals. Subsequent to September
30, 2001, $40,000 of the notes payable and accrued interest was converted into 500,000 shares of common stock.

NOTE 5-COMMITMENTS AND CONTINGENCIES

Litigation

In September, 1999 a lawsuit was filed by C-Group, Inc. in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount of the claim to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $52,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be appealed. As of December 31, 2000 the Company accrued $81,326. During the nine months ended September 30, 2001 the Company accrued the remaining $52,332.

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

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. Management is evaluating the claim and has referred the lawsuit to outside counsel for review and appropriate response. The claim is included in pre-acquisition liabilities on the accompanying balance sheets.

On July 18, 2001, David P. Noyes, the Company's former Chief Financial Officer, filed a claim with the Labor Commissioner, State of California, for wages due under an employment contract seeking $96,572. Mr. Noyes was terminated for cause by the Company in November 2000. The Company believes that the claim is without merit and intends to vigorously defend against the claim.

On July 26, 2001, Bixby Land Company, the Company's landlord, filed an unlawful detainer action to recover delinquent rent and
penalties in the amount of approximately $125,000.   On November
1st, 2001 the Company relocated its corporate offices to 29 Hubble Irvine, CA 92618. In October a settlement agreement with Bixby Land Company was reached regarding a settlement of the Company's liability of $808,134 with respect to a lease obligation for the Tustin facility. The settlement agreement provided that the Company would be release from all future payments under the terms of the lease if the Company made payments totaling $100,000 and transferred the Company's existing $60,010 security deposit to the landlord. Additionally in conjunction with this event the Company has written off the total net asset value of its leasehold improvements of $51,174. As of September 30, 2001, the Company accrued the $100,000 and expensed the security deposit.

On July 27, 2001, the Company entered into a Release and Settlement Agreement with Digital Leisure, Inc. Under the Release and Settlement Agreement, the Company agreed to pay Digital Leisure a total of $40,867, plus interest, in regularly scheduled payments. As a result of the Company's failure to comply with the payment schedule, Digital Leisure has subsequently secured a judgment for the total amount owed. The Company accrued this liability during the three months ended September 30, 2001.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortious adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of September 30, 2001.

On August 10, 2001, a lawsuit was filed by Kforce.com seeking to collect approximately $43,000 claimed to be owed under a Consulting Services Agreement. Management has referred the lawsuit to outside counsel for review and appropriate response. The claim is fully accrued in the Company's financial statements as of September 30, 2001.

In September, 2001 a lawsuit was filed by Technopolis Communications, Inc. in the Superior Court of California, County of Orange, against Innovus Corporation, dba eSynch Corporation, seeking $35,733 for services claimed to have been provided to eSynch. Management believes the claim is without merit and has referred the lawsuit to outside counsel for review and appropriate response. No amounts have been accrued as of September 30, 2001.

Payroll Tax Contingency

During 2000 and 2001, the Company did not pay payroll taxes to the respective governmental agencies and has unpaid federal and state payroll tax liabilities, which have been reflected in the financial statements of approximately $467,937. The Company has not notified the Internal Revenue Service regarding this matter, however, no penalties and interest have yet been assessed. In addition, the Company recorded a contingent liability of $75,367 for potential tax penalties and interest as of September 30, 2001.

Capital Lease

During the nine months ended September 30, 2001 the Company entered into a lease for computer equipment. The lease is for 36 months and requires a minimum monthly payment of approximately
$1,171. The lease has been treated as a capital lease.

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

The accounting for the additional issuance of Series M preferred shares and the related warrants was recognized in the nine months ended September 30, 2001. The Series M shareholders received a beneficial conversion feature related to the issuance of the warrants in the amount of $113,644. The amount was recognized as additional paid-in capital.

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

During the nine months ended September 30, 2001, the Company issued Common Stock as follows: 1,939,500 shares for services in the amount of $533,350 of which $339,928 was charged to stock issued for services expense and $193,422 was recorded as a prepaid expense, the purchase of 5,655,709 shares for a total cash consideration of $1,413,000, and 801,187 shares in the amount of $275,448 as part of the acquisition of data encryption
technology.   Additionally, the Company issued 97,821 shares
valued at $30,190 in settlement of interest.

During the nine months ended September 30, 2001, holders of Series J Convertible Preferred Stock converted a total of 67 preferred shares valued at $670,000 and received 1,568,315 common shares including accrued dividends in the amount of $126,763. During the period, holders of Series K Convertible Preferred Stock converted a total of 39 preferred shares valued at $390,000 and received 1,041,102 common shares including accrued dividends in the amount of $56,367. During the period, holders of Secured Convertible Debenture converted a total of $500,000 and received 2,132,463 common shares including accrued interest, legal fees and penalties in the aggregate amount of $41,001. No Secured Convertible Debentures were outstanding at September 30, 2001.

NOTE 7--STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 3,000,000 shares of common stock. In limited cases, the exercise price of options granted under the plan and some individual contracts may be below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years. Options for 1,325,000 shares expired or were cancelled during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, options to purchase 20,000 shares of common stock were exercised for $4,500.

Options and Warrants Granted to Non-Employees

During the nine months ended September 30, 2001, the Company issued warrants to purchase 1,125,000 shares of common stock in connection with the Series M Convertible Preferred offering, cancelled warrants to purchase 413,334 shares of common stock in connection with the cancellation of the Series L Convertible Preferred, and warrants to purchase 250,000 shares in connection with revising and extending the repayment terms of the note payable to a director. These warrants were valued at $160,850. The Company also issued to this director Warrants to purchase 950,000 shares under a license agreement for certain patents, and reissued with modified terms warrants to purchase 450,000 shares to a director related to his service as a director and consultant to the Company. The effect of these warrants was recorded in 2000 because in each case the grants were a modification of the original grants.

Additionally, holders of warrants issued in conjunction with the Secured Convertible Debenture converted the warrants for 312,500 common shares for a net cash consideration of $81,900. During the nine months ended September 30, 2001, the Company modified the exercise price of these warrants resulting an additional charge of $20,344 to operations.

NOTE 8--SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2001, the Company converted $670,000 of Series J Preferred stock, $390,000 of Series K Preferred stock, $500,000 of Secured Convertible Debenture, and agreed to rescind the conversion of $40,000 of Series M Preferred stock for a net issuance of 4,744,874 shares of common stock, including interest shares. The Company accrued $312,896 of dividends on the preferred stock and converted $181,644 of that dividend into shares of common stock. The Company accrued $41,001 of interest on the convertible debenture and converted $41,001 of that interest into shares of common stock.

The Company acquired $38,727 of computer equipment under a capital lease during the nine months ended September 30, 2001.

The Company wrote off leasehold improvements with a cost of $78,113 and accumulated amortization of $26,939.

NOTE 9--SUBSEQUENT EVENTS

On October 1st, 2001, the Company settled payment of a  $40,000 loan through issuance of 500,000 shares of stock.

On November 1st, 2001, the Company issued an option for 2,000,000 common shares for services with a 30 day expiration and issued 1,680,000 shares for consulting services. These issuances and consulting contracts have been recorded under the S-8 filing by the Company on November 19th, 2001.


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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at September 30, 2001 in the amount of $49,462,283.

On October 16th, 2001Norton Garfinkle resigned from the Board of
Directors.   The number of Directors on the Board is now a more
practical, odd number for decision making purposes.

Results of Operations

During the three and nine months ended September 30, 2001, sales were $81,710 and $284,718 compared to $194,416 and $727,708 for the comparable periods of the prior year. The decrease in sales is attributable to the continued refocusing of the Company's business from software product sales to video streaming and production services. The cost of products sold in the three and nine months ended September 30, 2001 were $27,012 and $92,627 compared to $48,318 and $101,129 for the comparable periods of the prior year.

Operating losses for the three and nine months ended September 30, 2001 were $1,431,619 and $4,976,523 compared to an operating losses of $3,159,979 and $6,266,411 for the comparable periods of the prior year. The operating results for the reported periods reflect management's continued success at reducing operating costs, improving efficiency and maximizing potential while it repositions the Company for revenue growth.

The Company incurred net interest and other expenses of 34,280 and $195,609 during the three and nine months ended September 30, 2001 compared to $258,228 and $268,632 for the comparable periods of the prior year. During the three and nine months ended September 30, 2001, the Company spent $58,750 and $257,775 on research and development, reflecting management's commitment to efficiency, related to the digital rights management tool and products, various streaming media and other product initiatives launched and under development in the periods reported. The Company spent $70,471 and $311,310 in the comparable periods of the prior year.

The Company incurred stock issued for services expense of $49,038 and $339,928 during the three and nine months ended September 30, 2001 compared to $1,112,505 and $1,376,505 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of  $5,709 and $485,967 during the three and nine months ended September 30, 2001 compared to $278,184 and $421,234 for the comparable periods of the prior year.

Liquidity and Capital Resources

At September 30, 2001, the Company had issued checks in excess of cash of $121,532 of cash and had a deficit in working capital
(current liabilities in excess of current assets) of $4,740,701.

The Company has been relying upon sale of common stock, the issuance of the preferred stock, convertible debentures and short term notes to fund continuing operations. During the three months ended September 30, 2001, the Company issued 230,000 common shares in exchange for an investment of $28,000, issued 49,390 common shares upon the conversion of preferred stock, and issued 40,000 common shares as interest on a short term note of $40,000.

The Company estimates that during the quarter it was using approximately $175,000 more cash each month than was generated by operations. This represents 22% reduction in the Company's burn rate.

Risk Factors

Statements regarding the Company's plans, expectations, beliefs, intentions as to future sales of software, future capital resources and other forward-looking statements presented in this Form 10-QSB constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not differ materially from expectations. Investors are cautioned not to ascribe undue weight to such statements. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) sales of the Company's software which may not rise to the level of profitability; (ii) due to the rapidly changing and intensely competitive nature of the industry, competitors may introduce new products with significant competitive advantages over the Company's products; (iii) the Company may not have sufficient resources, including any future financing it is able to obtain, to sustain marketing and other operations; (iv) the Company may be unable to attract and retain sufficient management and technical expertise, or may lose key employees; (v) the Company's contractual or legal efforts to protect its confidential information or intellectual property may be inadequate or ineffective to provide protection, and the Company may be unable financially to pursue legal remedies that may be available; (vi) the Company's selection, due diligence, execution, and integration of acquisitions may not prove effective or reasonable; (vii) the Company may suffer in material respects from the direct or indirect effects of the Year 2000 problem on public utilities, telecommunications networks, customers, vendors, service providers, and the economy or financial markets generally; (viii) the Company may suffer from other technical or communications problems, such as power outages, system failures, system crashes, or hacking; and (ix) the Company may be subjected to unknown risks and uncertainties, or be unable to assess risks and uncertainties as may exist.

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

In September, 2001 a lawsuit was filed by Technopolis Communications, Inc. in the Superior Court of California, County of Orange, against Innovus Corporation, dba eSynch Corporation, seeking $35,733. for services claimed to have been provided to eSynch during 2000. Management believes the claim is without merit and has referred the lawsuit to outside counsel for review and appropriate response.


Item 2 - Changes in Securities and Use of Proceeds:

(a) The following securities were issued by the Company during the three months ended September 30, 2001 without registration under the Securities Act of 1933:

(i)   1,208,500 shares of Common Stock for services.
(ii)  230,000 shares of Common Stock for cash consideration.
(iii) 49,390 shares of Common Stock upon conversion of preferred stock.
(iv) 40,000 shares of Common Stock as interest on a short term note.

The cash proceeds from these issuances were used for general corporate purposes.

The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

(b) The following registration statement was filed by the Company during the three months ended September 30, 2001.

  (i)  On August 15, 2001 the Company filed a NTN 10Q.
(ii) On August 20, 2001 the Company filed a 10QSB, a Quarterly
Report.
(iii) On August 21, 2001 the Company filed a 10QSBA, an Amended Quarterly Report to the 10QSB originally filed on August 20, 2001.
(iv) On August 30, 2001 the Company filed a 10QSBA , an Amended Quarterly Report, to the 10QSBA originally filed on August 21, 2001.
(v) On September 14, 2001 the Company filed a 10QSBA, , an Amended Quarterly Report, to the 10QSBA originally filed on August 30, 2001.
(vi) On September 14, 2001, the Company filed an S-8, Employee Benefit Plan Registration Statement.

                              SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2001

eSynch Corporation



By:  /S/ Thomas Hemingway
     ---------------------------------
     Thomas Hemingway, Chief Executive Officer
     (Authorized Officer)

By:  /S/ Mark Utzinger
     ---------------------------------
     Mark Utzinger, Vice President - Finance