Form 10-K
period 2001-12-31
ESYNCH CORP/CA
filed 2002-04-16
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission File Number 0-26790


                               eSYNCH  CORPORATION
           (Name  of  small  business  issuer  as  specified  in  its  charter)

         Delaware                                        87-0461856
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation  or  organization)

                        3511 W. Sunflower Ave, Suite 250
                              Santa Ana, CA  92704
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended December 31, 2001 were $376,802.

As of April 5, 2002, 54,289,618 of the issuer's common shares were issued and outstanding, approximately 48,504,863 of which were held by non-affiliates. As of April 5, 2002, the aggregate market value of shares held by non-affiliates was approximately $2,425,243 based upon the closing bid and asked quotation on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional  Small  Business  Disclosure  Format:  Yes_____  No  X

                                     PART I

ITEM  1.  BUSINESS

OVERVIEW
--------

eSynch Corporation, a Delaware corporation founded in 1994, who's primary activities of eSynch Corporation have consisted of developing and marketing media rights management solutions, encryption and key-clearing services, video-on-demand services and video streaming through the Internet, software sales through the Internet, video encoding, compression and authoring, raising capital, and acquiring businesses. eSynch designs, develops, markets and supports intelligent digital media solutions and services, including media rights management, audio and video encryption, delivery, tracking, key clearing and measurement tools, and streaming media services. The Company has developed a suite of software and related components designed for the delivery of live and on-demand audio and video through cable, satellite and the Internet. The Company provides turnkey solutions, offering services necessary to provide secure streaming media including software development and implementation of e-commerce applications, production, encoding, decoding and encryption, client-side metrics, reporting, content management, pay-per-view streaming, hosting and archiving. The Company's software helps businesses deliver high-quality video content to their customers. The Company also develops PC utility products, primarily for the Internet user.

During  2001,   We  continued  sales  of  our  popular utility software products including RamOptimizer, a PC utility for improving memory management, InvisibleFolders, a PC utility that allows end-users to easily hide any folder (or group of folders) with a simple keystroke combination, StartUpManager, a PC utility to help users manage their startup applications by reducing the amount of system resources opened at start up, and BroadbandWizard. Increasingly more of the Companies future revenues stem from its industry leading media rights management solutions including its encryption capability.

ESynch MediaOffice(tm), ChoiceCaster(tm), SiteStreamer(tm), KISSCO(tm), BroadbandWizard(tm), NetMonitor(tm), RamOptimizer(tm), StartUpManager(tm),
InvisibleFolders(tm) are trademarks or service marks of the Company or our subsidiaries. All other trademarks or trade names are the property of their respective owners.

PRODUCTS
--------

 eSynch continues to develop software technologies that address opportunities in the digital media space. In 2001, we introduced software technologies in the digital media space and software for the PC utility market.
eSynch MediaOffice(TM) is an advanced set of tools based on the Microsoft Windows Media Rights Manager platform to provide a fully integrated and readily available digital rights management system.
eSynch SiteStreamer(TM) is the easy way to display video content within the best graphical interfaceyours. SiteStreamer(TM) will help you increase customer satisfaction, further promote your brand, and create additional revenue opportunities.
eSynch MediaPod(TM) is an audiovisual presentation platform with interactive search and navigation capabilities that enables the user to easily control the viewing experience. Designed to let viewers interact with information the way they want, looking at parts that interest them, skipping ahead to others or going deeper when desired, the MediaPod Player(TM) puts the viewer in control, thereby permitting them to engage with the content.
eSynch MediaMosaic(TM) provides users a multi-media presentation experience. The drag 'n drop windows can include one or more of the following: table of contents, transcript, image viewer, and related documents and HTML pages. Broadband Wizard(TM) 4.0 by KISSCO is the easiest way to test and optimize the speed of your DSL, cable or other high speed Internet connection. Invisble Folders Drag and drop any folder into Invisible Folder's main window, press a button, and the folder will disappear! Press another button, enter a password, and the folder will reappear.
RAM Optimizer allows you to instantly free up memory when your system slows down.
StartUp Manager allow you to easily turn off any program that starts with Windows, even those that don't appear in the Windows StartUp folder.

BUSINESS  SEGMENTS  AND  GEOGRAPHIC  AREAS
------------------------------------------

We currently operate in two business segments: global services for Internet content and streaming media applications and PC utility software. Although we offer our services in a number of foreign locations, over 90% of our revenue has been derived from customers located in the United States.

CUSTOMERS
---------

The Company introduced its first PC utility software in 1997 and digital media software in late 2000. Our customer base spans a broad spectrum of Internet categories, including sales of PC utility software to the world wide consumer market, digital media technology and services directly and through partnerships and resellers to entertainment companies, content owners and web based businesses for the year ended December 31, 2001.

SALES,  SERVICES  AND  MARKETING
--------------------------------

We currently sell our technology and services through a direct sales force and a network of partnerships and resellers. Our plan is to continue to pursue major content providers through our direct sales force and to enter other markets through our reseller program and other indirect distribution channels. In December 2000 we implemented a reseller program with Web hosting companies, system integration firms, streaming technology companies and commerce service providers. During the year ended December 31, 2001, indirect sales represented 20% of our revenue.

ENGINEERING  AND  DEVELOPMENT
-----------------------------

We have developed working deliverable technology solutions and believe that continued strong product and service development capabilities are essential to enhancing our core technologies, developing new applications for our technology and maintaining our competitiveness. We have invested and intend to continue to invest a significant amount of human and financial resources in our engineering and development organization.

We are focusing our engineering and development efforts on enhancing our digital rights management, encryption and end to end solutions designed to efficiently monetize content owner assets and building on our technology to develop new services.

COMPETITION
-----------

The solutions market for Internet content commerce and digital rights management is new, intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service announcements. We expect competition to increase both from existing competitors and new market entrants for various components of our products.

The markets for the Company's Internet offerings are highly competitive and are characterized by pressures to incorporate new features and accelerate the release of new versions. This makes our proprietary technology and dedication to R&D capabilities and employee resources of great value to our customers as well as a point of differentiation from our competition. While many competitors claim to have a digital rights management capability, our technology combined with our substantial broad service partnering provide rapidly deliverable end to end, scalable digital rights management solutions for the now increasingly ripe demand for the Internet distribution channel.

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

FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS
----------------------------------------------

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

PROPRIETARY  RIGHTS,  PATENTS,  TRADEMARKS  AND  COPYRIGHTS
-----------------------------------------------------------

The Company regards certain features of its products and services as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary information.

The Company has filed a patent application for technology used in its digital rights management, encryption, streaming media product and services business segment.

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

RESEARCH  AND  DEVELOPMENT
--------------------------

During the year-ended December 31, 2001, the Company spent approximately $257,775 on research and development related to the various streaming media and other product initiatives launched in the period. During 2000, the Company spent approximately $493,000 on research and development.

EMPLOYEES
---------

As of March 2002 eSynch had 14 full-time employees and no part-time employees. Of our full-time employees, 2 are in marketing and sales, 4 are in senior management, 2 are in administration, 2 are in development and 4 were in operations.

We believe that our relations with our employees are satisfactory. We are not a party to any collective bargaining agreements and we have never experienced any work stoppage. As eSynch continues to grow and introduce more products and services, we expect to hire additional personnel.

COMPANY  HISTORY
----------------

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

RECENT  ANNOUNCEMENTS
---------------------

Recently the Company created a number of strategic business relationships with notable digital rights management and e-commerce companies including MicroSoft, IBill, PayCom, BuyMicro, IBM, and TEC Networks.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our headquarters is an office facility in Santa Ana, California of approximately 5,000 square feet under 15 month lease. Management currently believes that the space will adequately provide for our hosting, streaming, encoding, encryption, key clearing, publishing, marketing and sales operations as well as research and development and engineering. The condition of the property is good. The property is located in an office and industrial area with nearby access to freeways and airports.

ITEM  3.  LEGAL  PROCEEDINGS

ESYNCH  AND  SUBSIDIARIES
-------------------------

We are involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.

On May 18, 1999, a complaint was filed against the Company in the Sonoma County Superior Court, State of California. The complaint alleged that we owed, based on a theory of successor liability, $84,801 for damages resulting from a lease between the plaintiff and SoftKat, Inc., and a judgment obtained against SoftKat for unpaid rent. We filed an answer denying that we were obligated to pay any of these claims and we opposed any attempt to impose successor liability. At trial, the court rendered a judgment, subject to appeal, in favor of eSynch.

In September, 1999, a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $53,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be Appealed. As of December 31, 2000 the Company accrued $81,326. During the year Entered December 31, 2001 the Company accrued the remaining $52,332.

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company's leased offices. Subsequently, Bixby filed a cross-complaint against the Company related to the lawsuit seeking indemnity, equitable contribution and declaratory relief. All litigation related to this situation has ended and the Company has been found not liable.

On January 11, 2001, the Company was named as defendant in a lawsuit filed by Post Modern Edit, LLC, in California Superior Court, County of Los Angeles, seeking damages of not less than $50,000 for breach of a confidentiality agreement, breach of contract, and other claims related to a proposed but unconsummated acquisition by the Company of Post Modern Edit. The Company's outside litigation counsel is reviewing the lawsuit and an appropriate response will be timely filed. This claim was settled for $6,300 in May 2001.

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. A settlement reduced the liability to $4,000 in March of 2002 and payments of $500 per month will retire this obligation by November 2002.

On July 18, 2001, David P. Noyes, the Company's former Chief Financial Officer, filed a claim with the Labor Commissioner, State of California, for wages due under an employment contract seeking $96,572. Mr. Noyes was terminated for cause by the Company in November 2000. This claim was reduced to $13,239.47 by the Federal Labor Board and left undecided a claim by the Company against Mr. Noyes for an unpaid $20,000 loan plus interest.
The  Company  is  filing  a  counter  claim  for  repayment  of  the  loan.

On July 26, 2001, Bixby Land Company, the Company's landlord, filed an unlawful detainer action to recover delinquent rent and penalties in the amount of approximately $125,000. On November 1st, 2001 the Company relocated its corporate offices to 29 Hubble Irvine, CA 92618. In October a settlement agreement with Bixby Land Company was reached regarding a settlement of the Company's liability of $808,134 with respect to a lease obligation for the Tustin facility. The settlement agreement provided that the Company would be release from all future payments under the terms of the lease if the Company made payments totaling $100,000 and transferred the Company's existing $60,010 security deposit to the landlord. The Company did not make the required payments under the settlement agreement. In October 2001, Bixby received a judgment against the Company for $136,058. As of December 31, 2001, the Company accrued the $136,058 and expensed the security deposit. The Company is currently negotiating a reduced settlement with Bixby Land Company. Additionally in conjunction with this event the Company has written off the total net asset value of its leasehold improvements of $51,174.

On December 18, 2001, the Company settled with Digital Leisure, Inc. for a $7,500 payment arrangement, which was paid in full by February 1, 2002.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortious adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of December 31, 2001.

On August 10, 2001, a lawsuit was filed by Kforce.com seeking to collect approximately $43,000 claimed to be owed under a Consulting Services Agreement. The claim was fully accrued in the Company's financial statements as of September 30, 2001 and The Company agreed to a settlement of $42,315 with Kforce on March 14, 2002.

In September, 2001 a lawsuit was filed by Technopolis Communications, Inc. in the Superior Court of California, County of Orange, against Innovus Corporation, dba eSynch Corporation, seeking $35,733 for services claimed to have been provided to eSynch. The case is currently in the discover stage and a mandatory settlement conference date has been set. As of December 31, 2001 the Company has accrued $50,000.

On July 27, 2001, the Company filed a complaint against eLiberation Corporation, which was subsequently amended January 3, 2002. The Company seeks compensatory damages in the amount of $39,671. On September 28, 2001, eLiberation Corporation filed a cross-complaint against the Company and an officer claiming that the Company and the officer deliberately misrepresented and made false representations to eLiberation Corporation.
eLiberation Corporations seeks general and special damages in the amount of not less than $2,500,000. The Company believes that the cross-complaint is without merit and intends to vigorously defend the action and thus nothing has been accrued as of December 31, 2001.





                                     PART II

ITEM  5.  MARKET  FOR  COMMON  SHARES  AND  RELATED  SHAREHOLDER  MATTERS

The Common Stock is currently quoted on the OTC Bulletin Board, Symbol ESYN. On April 5, 2002, the high and low prices for the Common Stock on the OTC Bulletin Board were $0.05 and $0.04, respectively. The following table reflects the high and low closing bid quotations reported by the OTC Bulletin Board. Such prices represent inter-dealer quotations, do not include markups, markdowns, or commissions and may not reflect actual transactions. As of April 15, 2002, there were approximately 264 holders of record of the Common Stock.



                                            High          Low
                                            ----          ---
Year Ended December 31, 2001
----------------------------
January 1 to March 31, 2001                $1.56         $.28
April 1 to June 30, 2001                   $.43          $.23
July 1 to September 30, 2001               $.35          $.12
October 1 to December 31, 2001             $.17          $.04

Year Ended December 31, 2001
----------------------------
January 1 to April 5, 2002                 $.09          $0.04

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

                           SALE OF UNREGISTERED SHARES

The Company issued the following shares without registration under the Securities Act of 1933 during the year ended December 31, 2001.

The Company issued Common Stock as follows: 672,727 shares for cash in the amount $135,000; 75,000 shares for services of $24,638; 801,187 shares for purchase of technology of $275,448; 153,377 shares for interest of $40,190 and 20,000 shares in exercise of stock options and warrants. These issuances were made pursuant to Section 4(2).

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

OVERVIEW
--------

eSynch Corporation designs, develops, markets and supports intelligent digital media solutions and services, including media rights management, audio and video encryption, delivery, tracking, key clearing and measurement tools, streaming media services. We have developed a suite of software and related components designed for the delivery of live and on-demand audio and video through cable, satellite and the Internet. We provide turnkey end-to-end solutions, offering all of the services necessary to provide secure streaming media including, strategic consulting, software development and implementation, development of e-commerce applications, production, encoding and decoding, encryption, client-side metrics, up-linking, web site development and integration, distribution, reporting, digital conversion, content management, pay-per-view streaming, hosting and archiving. Our software helps businesses securely, profitably, and effectively deliver high-quality video content to their customers. The Company also develops PC utility products, primarily for the Internet user.

PRODUCTS
--------

eSynch continues to develop software technologies that address opportunities in the digital media space. In 2001, we introduced software technologies in the digital media space and software for the PC utility market.
eSynch MediaOffice(TM) is an advanced set of tools based on the Microsoft Windows Media Rights Manager platform to provide a fully integrated and readily available digital rights management system.
eSynch SiteStreamer(TM) is the easy way to display video content within the best graphical interfaceyours. SiteStreamer(TM) will help you increase customer satisfaction, further promote your brand, and create additional revenue opportunities.
eSynch MediaPod(TM) is an audiovisual presentation platform with interactive search and navigation capabilities that enables the user to easily control the viewing experience. Designed to let viewers interact with information the way they want, looking at parts that interest them, skipping ahead to others or going deeper when desired, the MediaPod Player(TM) puts the viewer in control, thereby permitting them to engage with the content.
eSynch MediaMosaic(TM) provides users a multi-media presentation experience. The drag 'n drop windows can include one or more of the following: table of contents, transcript, image viewer, and related documents and HTML pages. Broadband Wizard(TM) 4.0 by KISSCO is the easiest way to test and optimize the speed of your DSL, cable or other high speed Internet connection. Invisble Folders Drag and drop any folder into Invisible Folder's main window, press a button, and the folder will disappear! Press another button, enter a password, and the folder will reappear.
RAM Optimizer allows you to instantly free up memory when your system slows down.
StartUp Manager allow you to easily turn off any program that starts with Windows, even those that don't appear in the Windows StartUp folder.

REVENUE
-------

The Company has generated revenue from services and technology software delivered over the Internet and will generate future revenue from video related services, including digital rights management, encryption, key clearing, encoding, authoring, digital production, hosting, live and on-demand video, and web site integration.

Internet and Software Licenses: The company derives revenue from Internet services, software, and e-commerce via the Internet. The company typically bundles varying product and service offerings that it sells through its web sites, email databases and Internet partner sites.

New Media: The company derives revenue by delivering live, on-demand video and audio content over the Internet and by providing related services, including production, post production, compression, encoding, encryption, web site design and integration, distribution, reporting, advertising, sponsorships, co-branding, e-commerce, revenue sharing and partnerships. The fees can vary from a fixed monthly charge to a per item charge depending on the bundle of services provided and agreed upon. To the extent that the customer exceeds agreed upon storage and delivery limits, eSynch will charge variable fees based upon usage, time and incremental services used by the customer.

Advertising: The Company derives advertising revenue based on traffic and unique visitors to our web sites and use of our micro portal products.

COST  OF  REVENUE
-----------------

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

EXPENSES
--------

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

RESULTS  OF  OPERATIONS
-----------------------

The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at December 31, 2001 in the amount of $51,768,782. The Company's net loss of $7,225,788 in 2001 included non-cash operating expenses of $3,130,584 for Stock Based Compensation and Services, and Amortization of Patents, Goodwill and Licenses, and $745,186 for Goodwill with the remaining loss being $3,382,360. . The Company's net loss of $23,511,547 in 2000 included non-cash operating expenses of $10,048,623 for Stock Based Compensation and Services, and Amortization of Patents, Goodwill and Licenses, and $6,976,801 for impairment of patents with the remaining loss being $6,486,123.



FOR THE YEARS ENDED                                         DECEMBER 31, 2001   DECEMBER 31, 2000
                                                            -----------           ----------
SALES                                                       $  376,802          $  745,440
COST OF SALES                                                  130,966             100,486
                                                            -----------           ----------
        GROSS PROFIT                                            245,836             644,954
                                                            -----------           ----------

OPERATING AND OTHER EXPENSES
     General and administrative                               3,378,768           6,033,897
     Research and development                                   257,775             493,406
     Stock issued for services                                  745,186             977,722
     Stock-based compensation to employees and consultants      630,808           2,268,396
     Amortization of patents                                        -             5,127,529
     Impairment of patents                                          -             6,976,801
     Amortization of goodwill                                 1,674,976           1,674,976
     Impairment of goodwill                                     792,458                   -
     Interest expense                                           527,250             791,145
     Impairment loss on assets disposed                          79,312                   -
                                                            -----------           ----------
        TOTAL OPERATING AND OTHER EXPENSES                   (8,086,353)        (24,343,872)
                                                            -----------           ----------
OTHER INCOME                                                     68,855              90,935
                                                            -----------           ----------
LOSS BEFORE EXTRAORDINARY GAIN                              ($7,771,662)        (23,607,983)
EXTRAORDINARY GAIN FROM DEBT FORGIVENESS                        545,874              96,436
                                                            -----------           ----------

NET LOSS                                                     (7,225,788)        (23,511,547)
PREFERRED STOCK DIVIDENDS                                      (547,130)         (4,977,506)
                                                            -----------           ----------


LOSS APPLICABLE TO COMMON SHAREHOLDERS                      $(7,772,917)       $(28,489,053)
                                                           =============       ==============

YEAR  ENDED  DECEMBER  31,  2001  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  2000
--------------------------------------------------------------------------------

Sales  were  $376,802  in  2001  compared  to  $745,440  in  2000.

The cost of product sold in 2001 was 35% compared to 13% in 2000. The increase was due to an increase in distribution costs related to additional revenue sharing channels. General and administrative expenses were $3,378,768 in 2001 compared with $6,033,897 in 2000. This approximately sixty percent reduction included decreased salaries and related costs of $533,389, decreased expenses for operations of acquired companies of $370,364, decreased advertising and promotion of $254,846, and decreased travel, equipment leases, connectivity charges and insurance expenses of $546,261. In 2001, interest expense was $527,250 versus $791,145 in 2000. In addition, cost associated with the issuance of stock for services was $745,186 in 2001 as compared with $972,722 in 2000. Stock-based compensation was $630,808 in 2001 compared with $2,268,396 in 2000. There was no amortization and impairment of patents in 2001 compared to $12,104,330 in 2000. Amortization of goodwill and licenses in 2001 and 2000 was $1,674,976. Also impairment of goodwill for 2001 was $792,458 where none was recognized for 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At December 31, 2001 the Company had $4,783 in cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $5,122,558. Included in current liabilities is an accrual for expenses of $606,147 for matters related to Innovus and Intermark prior to the acquisition in August 1998. No amounts have been assessed by any creditors.

The Company raised from financing activities approximately $1,919,655 of cash in 2001 and $3,612,386 of cash in 2000. This included proceeds from stock issued for cash of approximately $1,453,000 and $645,235, no proceeds from issuance of warrants in 2001 and $934,000 in 2000, proceeds of $236,400 from the exercise of warrants and options in 2001 and $68,621 in 2000, proceeds of issuance of Preferred Stock of $177,000 and $1,615,000 and proceeds from borrowings net of repayments of approximately $80,000 and $757,000 in 2001 and 2000 respectively.

The Company estimates that during the fourth fiscal quarter of 2001 it was using $65,000 more cash each month than was being generated by operations compared to using approximately $325,000 more cash each month than generated by operations during the fourth fiscal quarter of 2000. The Company intends to raise additional capital to fund continuing operations and acquisitions. There is no assurance, however, that financing will be available on terms satisfactory to the Company or at all.

ITEM  7.  FINANCIAL  STATEMENTS

Financial statements are filed as part of this report on pages F-1 through F-29.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE  OFFICERS  AND  DIRECTORS

Set forth below is information regarding (i) the directors of the Company as of April 5, 2002, or until their successors are elected or appointed and qualified, and (ii) the executive officers of the Company as of April 5, 2002, who are elected to serve at the discretion of the Board of Directors.




NAME                    POSITION(S) WITH THE COMPANY                AGE
------------------------------------------------------------------------

Thomas Hemingway        Chairman and Chief Executive Officer        45

David Lyons             Director and President                      52

T. Richard Hutt(1)      Director, Vice President and                62
                          Secretary/Treasurer

James H. Budd           Director and Vice President                 60


Robert Orbach(1)        Director                                    49



The  Company  does  not  have  a nominating committee of the Board of Directors.

(1)  A  member  of the audit committee of the Board of Directors of the Company.

The Board of Directors acting as a whole performs the functions of the compensation committee.

THOMAS  HEMINGWAY
-----------------

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

DAVID  LYONS
------------

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

JAMES  H.  BUDD
---------------

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

T.  RICHARD  HUTT
-----------------

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

 ROBERT  ORBACH
 --------------

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section
16(a)forms they file. Based solely on a review of the copies of such forms furnished to the Company between January 1, 2000 and December 31, 2001, on year-end reports furnished to the Company after December 31, 2001.

ITEM  10.  EXECUTIVE  COMPENSATION.

The following table sets forth compensation received by the Company's Chief Executive Officer and by each of the persons who were, for the fiscal year ended December 31, 2001, the other four most highly compensated executive officers of the Company whose total compensation during that year exceeded $100,000 (the "Named Officers"), for the three fiscal years ended December 31, 2001 or for the shorter period during which the Named Officer was compensated by the Company.




                                       SUMMARY  COMPENSATION  TABLE


                                                                    LONG-TERM COMPENSATION
                                                                ------------------------------
                                         ANNUAL COMPENSATION            AWARDS         PAYOUTS
                                 ----------------------------   ------------------   ---------

NAME AND                                                 RESTRICTED SECURITIES
PRINCIPAL                                 OTHER ANNUAL     STOCK    UNDERLYING   LTIP    ALL OTHER
POSITION            YEAR  SALARY   BONUS COMPENSATION(1)  AWARD(S)  OPTIONS(#)  PAYOUTS COMPENSATION
------------------- ----  ------   ----- --------------- ---------- ----------- ------- ------------

Thomas C. Hemingway 2001  $150,000
  CEO               2000  $146,250                                    300,000            $300,000
                    1999  $150,000                                    250,000            $350,000


James H. Budd       2001  $115,918
  Vice President    2000  $135,417                                    270,000                 -
                    1999  $115,000                                        -                   -


T. Richard Hutt     2001  $108,303
   Vice President   2000  $124,745                                    270,000                 -
                    1999  $115,000                                        -                   -


Robert B. Way       2001  $108,303
  Vice President    2000  $111,271                                    180,000                 -
                    1999  $82,500                                    250,000            $234,500

Donald C. Watters   2001   $13,077
   Former President 2000  $140,410                                    300,000            $582,571
                    1999  $112,500                                    700,000            $530,000

David P. Noyes      2001  N/A
  Former CFO        2000  $127,962                                    240,000            $977,819
                    1999  $116,894                                    500,000            $337,067

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


THERE  WERE  NO  OPTION  GRANTS  DURING  FISCAL  2001

OPTION  GRANTS  DURING  FISCAL  2000

The following table sets forth information on all grants of stock options during the fiscal year ended December 31, 2000, to Named Officers:




                                    OPTION  GRANTS  TABLE
                             OPTION  GRANTS  IN  FISCAL  YEAR  2000

                                     INDIVIDUAL GRANTS
                      --------------------------------------------------
                                 % OF TOTAL
                      NUMBER OF    OPTIONS
                     SECURITIES    GRANTED TO
                     UNDERLYING    EMPLOYEES    EXERCISE
                      OPTIONS      IN FISCAL    PRICE      EXPIRATION
NAME                  GRANTED       YEAR(1)    ($/SHARE)     DATE(2)
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

OPTION  EXERCISES  IN  FISCAL  2000  AND  YEAR-END  OPTION  VALUES

The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 2001 by the Named Officers:




                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR-END OPTION VALUES


                                                       NUMBER OF
                                                  SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                        SHARES         VALUE       AT FISCAL YEAR END(#)    AT FISCAL YEAR END($)(1)
                     ACQUIRED ON     REALIZED  -----------------------------------------------------
NAME                  EXERCISE       ($)(1)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
----------------------------------------------------------------------------------------------------

 Thomas C. Hemingway       -             -         842,500          -            -           -
 James H. Budd             -             -         387,000          -            -           -
 T. Richard Hutt           -             -         376,932          -            -           -


(1) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or base price of "in-the-money" options. The value of options is based on the closing sale price for the Company's common stock as of December 31, 2001 as reported on the OTC Bulletin Board, which was $.04, minus the exercise price.

COMPENSATION  OF  DIRECTORS

The Company's non-employee Director is not currently compensated for attendance at Board of Directors meetings. The Company may adopt a formal director compensation plan in the future. All of the Directors are reimbursed for their expenses for each Board and committee meeting attended.

                                       19
ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

MANAGEMENT. The following table sets forth as of April 5, 2002, information regarding beneficial ownership of the Company's stock by each director and each executive officer, and by all directors and executive officers of the Company as a group. Each named person and all directors and executive officers as a group are deemed to be the beneficial owners of shares that may be acquired within 60 days upon exercise of stock options. Accordingly, the number of shares and percentages set forth next to the name of such person and all directors and executive officers as a group include the shares issuable upon stock options exercisable within 60 days. However, the shares so issuable upon such exercise by any such person are not included in calculating the percentage of shares beneficially owned by any other stockholder.




                                                 SHARES  BENEFICIALLY  OWNED
                                                  --------------------------
                                             COMMON                  PREFERRED
                                             ------                  ---------


NAME OF BENEFICIAL OWNER             NUMBER     PERCENT      NUMBER    PERCENT
------------------------             ------     -------      ------    -------

Thomas Hemingway(1)                  1,900,333      3.5%         0          0%
James H. Budd(2)                     1,405,300      2.6%         0          0%
T. Richard Hutt(3)                   1,409,738      2.6%         0          0%
David Lyons(4)                       1,036,700      1.9%         0          0%
Robert Orbach(5)                        32,684      1.9%         0          0%
All Directors and Executive Officers
as a group (5 Persons)(8)            5,784,755     10.7%         0          0%



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

In March 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering a Re-offer Prospectus associated with certain Stock Option Agreements, Warrants, and Consulting Agreements. Certain executive
Officers and Directors plus two unrelated parties were named as Selling Stockholders. The Company registered 505,700 shares, 300,000 shares and 18,000 shares related to Stock Options, Warrants, and Consulting Agreements, respectively.

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

On August 28, 2000, the Company loaned Thomas Hemingway, Chairman and Chief Executive Officer, and a director of the Company, the sum of $500,000 evidenced by a promissory note bearing interest at ten percent per annum, due and payable on February 24, 2001. As of the date hereof, $300,000 plus accrued interest remains outstanding, of which $300,000 was recorded in the Company's accounting records as income to Mr. Hemingway for the year-ended December 31, 2001.




                                     PART IV

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

(a)  INDEX  TO  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  SCHEDULES

                                                                          Page No.
Title of Documents
Report of Hansen, Barnett & Maxwell, Independent Certified Public
Accountants, on the December 31, 2000 and 1999 Financial
Statements                                                                F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2001 and 2000         F-2

     Consolidated Statements of Operations for the Years Ended
       December 31, 2001 and 2000                                         F-3

     Consolidated Statements of Stockholders' Equity (Deficit) for the
       Years Ended December 31, 2001 and 2000 .                           F-4

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001 and 2000                                         F-6

Notes to Consolidated Financial Statements                                F-7



FINANCIAL  STATEMENT  SCHEDULES:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (a)  Exhibits


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

99.4(99.4)      Press  Release  on the termination of the merger with Streamedia
                Communications,  Inc.
**  Indicates  management  compensation  arrangements.

 (1) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed April 19, 1999.
 (2) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed October 15, 1999.
 (3) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2 filed November 29, 1999.
 (4) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed February 8, 2000.
 (5) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed December 18, 2000.
 (6) Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed March 27, 2000.
 (7) Incorporated by reference to the 4.1 exhibit to the Company's Form S-8 filed February 1, 1999.
 (8) Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed February 1, 1999.
 (9) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed February 15, 2000.
(10) Incorporated by reference to the like-numbered exhibit to the Registrant's Form S-3 filed December 15, 2000.
(11) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed January 26, 2001.
(12) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed August 19, 1999.
(13) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2/A filed January 18, 2000.
(14) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed February 9, 2001.
(15) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3 filed February 13, 2001.
(16) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13D filed February 14, 2001.
(17) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 9, 2001.
(18) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed March 9, 2001.
(19) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 20, 2001.
(20) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K/A filed March 29, 2001.
(21) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 30, 2001.
(22) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13G/A filed April 4, 2001.
(23) Incorporated by reference to the like-numbered exhibit to the Company's Form 424B3 filed May 3, 2001.
(24) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13D filed May 4, 2001.
(25) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8POS filed June 11, 2001.
(26) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 14, 2001.
(27) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed November 19, 2001.
(28) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed December 13, 2001.
(29) Incorporated by reference to the like-numbered exhibit to the Company's Form 14-C filed February 25, 2002.
(30) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed March 29, 2002.
(99.1) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed June 25, 1999.
(99.2) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed January 26, 2001.
(99.3) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed March 1, 2001.
(99.4) Incorporated by reference to exhibit 99 to the Company's Form 8-K filed April 9, 2001.


                       ESYNCH CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                           PAGE

     Report  of  Independent  Certified  Public  Accountants                F-1

     Consolidated  Balance  Sheets  -  December  31,  2001  and  2000       F-2

     Consolidated  Statements  of  Operations  for  the  Years  Ended
        December  31,  2001  and  2000                                      F-3

     Consolidated  Statements  of  Stockholders'  Deficit
        the  Years  Ended  December  31,  2000  and  2001                   F-4

     Consolidated  Statements  of  Cash  Flows  for  the  Years
        Ended  December  31,  2001  and  2000                               F-6

     Notes  to  Consolidated  Financial  Statements                         F-7

                                                                             F-1
HANSEN,  BARNETT  &  MAXWELL                                     (801)  532-2200
     A  Professional  Corporation                           Fax  (801)  532-7944
 CERTIFIED  PUBLIC  ACCOUNTANTS                    5  Triad  Center,  Suite  750
                                             Salt  Lake  City,  Utah  84180-1128
                                                                 www.hbmcpas.com

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders eSynch Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of eSynch Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eSynch Corporation and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has suffered substantial and recurring losses from operations and negative cash flows from operating activities. At December 31, 2001, the Company has negative working capital and a capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         HANSEN,  BARNETT  &  MAXWELL

Salt  Lake  City,  Utah
April  12,  2002







    [GRAPHIC  OMITED]                     Member  of  AICPA  Division  of  Firms
                                                     Member  of  SECPS







                               [GRAPHIC  OMITED]


     Member  of  AICPA  Division  of  Firms
     Member  of  SECPS

                                     ESYNCH CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                        -------------
                                                                                       2001          2000
                                                                                   -------------  ----------

                                                          ASSETS
CURRENT ASSETS
  Cash                                                                             $       4,783  $        -
  Accounts receivable, net of allowance for bad debt of $31,150 and $80,504               41,779       8,414
  Accounts receivable - related party, net of allowance for
    bad debt of $46,000 and $44,000 . . . . . . . . . . . . . . . . . . . . . . .              -           -
  Notes receivable, net of allowance for bad debt of $347,040 and $350,929                     -       6,172
  Note receivable from affiliate, net of $300,000 compensation recognized in 2000              -     200,000
  Prepaid expenses                                                                             -      22,154
                                                                                   -------------  ----------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46,562     236,740
                                                                                   -------------  ----------
EQUIPMENT, NET OF ACCUMULATED DEPRECIATION. . . . . . . . . . . . . . . . . . . .        363,966     724,435
GOODWILL, NET OF ACCUMULATED AMORTIZATION . . . . . . . . . . . . . . . . . . . .              -   2,467,434
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION . . . . . . . . . . . . . . . . . .        250,602     206,169
                                                                                   -------------  ----------
TOTAL ASSETS                                                                       $     661,130  $3,634,778
                                                                                   =============  ==========



                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
  Checks issued in excess of cash in bank                                  $          -   $    150,797
  Accounts payable                                                            1,148,646        701,680
  Accounts payable - related party                                               59,359              -
  Accrued liabilities                                                         2,567,858      1,961,044
  Accrued preacquisition liabilities                                             60,273        606,147
  Notes payable - current portion                                                77,150         77,150
  Notes payable - related party                                                 521,250        461,250
  Capital lease obligation - current portion                                    197,107         63,244
  Preferred dividends payable                                                   537,477        374,754
                                                                           -------------  -------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .     5,169,120      4,391,066
                                                                           -------------  -------------
LONG-TERM LIABILITIES
  Capital lease obligation                                                            -        115,570
  Convertible debentures                                                              -        500,000
                                                                           -------------  -------------
    TOTAL LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . .             -        615,570
                                                                           -------------  -------------
STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated value per share;
     275 shares authorized; 72.5 shares and 139.5 shares outstanding,
    respectively; liquidation preference of $725,000. . . . . . . . . . .       600,000      1,270,000
   Series K convertible preferred stock - $10,000 stated value per share;
    250 shares authorized; 42.5 shares and 81.5 shares outstanding,
     respectively; liquidation preference of $425,000 . . . . . . . . . .       300,000        690,000
  Series L convertible preferred stock - $10,000 stated value per share;
      210 shares authorized; no shares outstanding                                    -              -
  Series M convertible preferred stock - $10,000 stated value per share;
    220 shares authorized; 196.9 shares and 172.8 shares outstanding;
       liquidation  preference of $1,969,000                                  2,616,862      2,414,862
  Undesignated preferred stock - $0.001 par value, 399,055 shares
     authorized; no shares outstanding                                                -              -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
    36,914,742 and 13,234,757 shares issued and outstanding . . . . . . .        36,915         13,235
  Additional paid-in capital                                                 43,717,015     38,628,990
  Receivable from shareholder                                                   (10,000)             -
  Deferred compensation                                                               -       (393,080)
  Accumulated deficit                                                       (51,768,782)   (43,995,865)
                                                                           -------------  -------------
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . .    (4,507,990)    (1,371,858)
                                                                           -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $    661,130   $  3,634,778
                                                                           =============  =============

The accompanying notes are an integral part of these financial statements.



                             ESYNCH CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          FOR THE YEARS ENDED
                                                         ---------------------
                                                             DECEMBER 31,
                                                         ---------------------
                                                                 2001               2000
                                                         ---------------------  -------------

REVENUE                                                        $376,802           $745,440
COST OF PRODUCTS SOLD . . . . . . . . . . . . . . . . .               130,966        100,486
                                                         ---------------------  -------------
    GROSS PROFIT. . . . . . . . . . . . . . . . . . . .               245,836        644,954
                                                         ---------------------  -------------
OPERATING AND OTHER EXPENSES
  General and administrative                                        3,378,768      6,033,897
  Research and development                                            257,775        493,406
  Stock issued for services                                           745,186        977,722
  Stock-based compensation to employees and consultants               630,808      2,268,396
  Amortization of patents                                                   -      5,127,529
  Impairment of patents                                                     -      6,976,801
  Amortization of goodwill                                          1,674,976      1,674,976
  Impairment of goodwill                                              792,458              -
  Interest expense                                                    527,250        791,145
  Impairment loss on assets disposed                                   79,132              -
                                                         ---------------------  -------------
    TOTAL OPERATING AND OTHER EXPENSES. . . . . . . . .            (8,086,353)   (24,343,872)
                                                         ---------------------  -------------
OTHER INCOME. . . . . . . . . . . . . . . . . . . . . .                68,855         90,935
                                                         ---------------------  -------------
LOSS BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . . .            (7,771,662)   (23,607,983)
EXTRAORDINARY GAIN FROM DEBT FORGIVENESS, NET OF TAX. .               545,874         96,436
                                                         ---------------------  -------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . .            (7,225,788)   (23,511,547)
PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . .              (547,129)    (4,977,506)
                                                         ---------------------  -------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                   $         (7,772,917)  $(28,489,053)
                                                         =====================  =============

BASIC AND DILUTED EXTRAORDINARY GAIN PER COMMON SHARE    $               0.02   $       0.01
                                                         =====================  =============
BASIC AND DILUTED LOSS PER COMMON SHARE                  $              (0.33)  $      (2.43)
                                                         =====================  =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   USED IN PER SHARE CALCULATION. . . . . . . . . . . .            23,319,445     11,734,387
                                                         =====================  =============



The accompanying notes are an integral part of these financial statements.



                                         ESYNCH CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                      PREFERRED STOCK                COMMON STOCK         ADDITIONAL
                                                     ----------------                --------------       PAID-IN
                                                    SHARES           AMOUNT        SHARES     AMOUNT      CAPITAL
                                               ----------------  --------------  ----------  ---------  ------------

BALANCE - DECEMBER 31, 1999                         432.5          $2,418,612    10,505,464   $10,506   $17,044,450
Shares issued for cash                                       -               -      325,330        325       644,910
Shares issued for services                                   -               -      292,000        292       977,430
Shares issued in settlement of suit                          -               -       12,000         12        96,988
Shares issued for settlement of debt                         -               -       20,000         20             -
Compensation related to the grant of
  stock options and warrants                                 -               -            -          -     2,278,735
Amortization of unearned
 compensation                                                -               -            -          -             -
Exercise of warrants and options                             -               -    1,138,129      1,138        67,483
Issuance of Series K preferred
  stock and 37,500 warrants                               55.0               -            -          -       400,000
Warrants issued for cash                                     -               -            -          -        15,000
Issuance of Series L preferred stock
 and 413,334 warrants                                    168.0       1,034,805            -          -       515,695
Amortization of discount on Series J
 preferred stock as a preferred dividend                     -         206,388            -          -             -
Amortization of discount on Series K
 preferred stock as a preferred dividend                     -       2,000,000            -          -             -
Amortization of discount on Series L
 preferred stock as a preferred dividend                     -         565,195            -          -             -
Conversion of Series J preferred stock                  (135.5)     (1,355,000)     500,287        500     1,384,919
Conversion of Series K preferred stock                  (131.0)     (1,310,000)     441,547        442     1,343,763
Warrants issued and modified and
  beneficial conversion feature modified
 upon conversion of Series L preferred
  stock into Series M preferred stock                      4.8         814,862            -          -     1,002,765
Warrants and beneficial conversion
  feature issued with convertible
  debentures, net of $73,225 offering
  costs                                                      -               -            -          -       482,389
Warrants issued with bridge notes                            -               -            -          -       232,258
Warrants issued for patents acquisition
  from related party and modification of
  warrants                                                   -               -            -          -    12,104,330
Modification of warrants                                     -               -            -          -        37,875
Series J preferred stock dividend accrual                    -               -            -          -             -
Series K preferred stock dividend accrual                    -               -            -          -             -
Series L preferred stock dividend accrual                    -               -            -          -             -
Net loss                                                     -               -            -          -             -
                                               ----------------  --------------  ----------  ---------  ------------
BALANCE - DECEMBER 31, 2000                              393.8       4,374,862   13,234,757     13,235    38,628,990

                                                                                   TOTAL
                                                 DEFERRED       SHAREHOLDER      ACCUMULATED    STOCKHOLDERS'
                                                COMPENSATION     RECEIVABLE       DEFICIT        EQUIT Y
                                               --------------  --------------  -------------  -------------

BALANCE - DECEMBER 31, 1999                      $(382,741)          $-        $(15,506,812)   $3,584,015
Shares issued for cash. . . . . . . . . . . .              -                -             -        645,235
Shares issued for services. . . . . . . . . .              -                -             -        977,722
Shares issued in settlement of suit . . . . .              -                -             -         97,000
Shares issued for settlement of debt. . . . .             --               20
Compensation related to the grant of
  stock options and warrants. . . . . . . . .     (2,278,735)               -             -              -
Amortization of unearned
 compensation . . . . . . . . . . . . . . . .      2,268,396                -             -      2,268,396
Exercise of warrants and options. . . . . . .              -                -        68,621
Issuance of Series K preferred
  stock and 37,500 warrants . . . . . . . . .              -                -             -        400,000
Warrants issued for cash. . . . . . . . . . .              -                -        15,000
Issuance of Series L preferred stock
 and 413,334 warrants . . . . . . . . . . . .              -                -             -      1,550,500
Amortization of discount on Series J
 preferred stock as a preferred dividend. . .              -                -      (206,388)             -
Amortization of discount on Series K
 preferred stock as a preferred dividend. . .              -                -    (2,000,000)             -
Amortization of discount on Series L
 preferred stock as a preferred dividend. . .              -                -      (565,195)             -
Conversion of Series J preferred stock. . . .              -                -             -         30,419
Conversion of Series K preferred stock. . . .              -                -             -         34,205
Warrants issued and modified and
  beneficial conversion feature modified
 upon conversion of Series L preferred
  stock into Series M preferred stock . . . .              -                -    (1,817,627)             -
Warrants and beneficial conversion
  feature issued with convertible
  debentures, net of $73,225 offering
  costs . . . . . . . . . . . . . . . . . . .              -                -       482,389
Warrants issued with bridge notes . . . . . .              -                -       232,258
Warrants issued for patents acquisition
  from related party and modification of
  warrants. . . . . . . . . . . . . . . . . .              -                -            --     12,104,330
Modification of warrants. . . . . . . . . . .              -                -             -         37,875
Series J preferred stock dividend accrual . .              -                -      (245,505)      (245,505)
Series K preferred stock dividend accrual . .              -                -      (118,824)      (118,824)
Series L preferred stock dividend accrual . .              -                -       (23,967)       (23,967)
Net loss. . . . . . . . . . . . . . . . . . .              -                -   (23,511,547)   (23,511,547)
                                               --------------  --------------  -------------  -------------
BALANCE - DECEMBER 31, 2000 . . . . . . . . .       (393,080)               -   (43,995,865)    (1,371,858)


The accompanying notes are an integral part of these consolidated financial statements




                                         ESYNCH CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                         ADDITIONAL
                                                          PREFERRED                  COMMON STOCK        PAID-IN
                                                       ----------------             --------------
                                                     SHARES                  AMOUNT          SHARES       AMOUNT
                                                -------------               -------------    -------      -----------
                                                DEFICIT
BALANCE - DECEMBER 31, 2000                            393.8      $4,374,862    13,234,757    $13,235     $38,628,990
Shares issued for cash                                     -               -    6,142,068       6,142      1,446,858
Shares issued for services                                 -               -    4,557,357       4,557        740,628
Shares issued for settlement of debt                       -               -      444,444         444         39,556
Shares issued in settlement of interest                    -               -      458,559         459        138,311
Shares purchased in settlement of dispute                  -               -      (21,000)        (21)        (6,279)
Shares issued for technology                               -               -      801,187         801        274,647
Compensation related to the grant of stock
  options and warrants                                     -               -            -           -        330,850
Amortization of unearned compensation                      -               -            -           -              -
Reversal of unearned compensation                          -               -            -           -        (93,122)
Exercise of warrants and options                           -               -    6,582,500       6,584        239,816
Conversion of Convertible Debentures
  and Interest                                             -               -    2,105,464       2,105        538,895
Conversion of Series J preferred stock                 (67.0)       (670,000)   1,568,310       1,568        795,195
Conversion of Series K preferred stock                 (39.0)       (390,000)   1,041,096       1,041        445,326
Series M Preferred issued with warrants
  and beneficial conversion feature, net of
  $23,000 offering costs                                21.6         177,000            -           -        177,000
Series M Preferred issued for Series L
  Preferred dividends                                    2.5          25,000            -           -              -
Modification of warrants                                   -               -            -           -         20,344
Series J preferred stock dividend accrual                  -               -            -           -              -
Series K preferred stock dividend accrual                  -               -            -           -              -
Series M preferred stock dividend accrual                  -               -            -           -              -
Net loss                                                   -               -            -           -              -
                                             ----------------  --------------  -----------  ----------  -------------

BALANCE - DECEMBER 31, 2001                            311.9   $   3,516,862   36,914,742   $  36,915   $ 43,717,015
                                             ================  ==============  ===========  ==========  =============

                                                                                  TOTAL
                                              DEFERRED           SHAREHOLDER   ACCUMULATED

                                              CAPITAL            COMPENSATION                   RECEIVABLE
                                             --------------  ---------------  -------------    ------------

BALANCE - DECEMBER 31, 2000                      $(393,080)              $-   $(43,995,865)  $(1,371,858)
Shares issued for cash. . . . . . . . . . .         -                     -              -     1,453,000
Shares issued for services. . . . . . . . .              -                -              -       745,186
Shares issued for settlement of debt. . . .              -                -              -        40,000
Shares issued in settlement of interest . .              -                -              -       138,769
Shares purchased in settlement of dispute .              -                -              -        (6,300)
Shares issued for technology. . . . . . . .              -                -              -       275,448
Compensation related to the grant of stock
  options and warrants. . . . . . . . . . .              -                -              -       330,850
Amortization of unearned compensation . . .        299,958                -              -       299,958
Reversal of unearned compensation . . . . .         93,122                -              -             -
Exercise of warrants and options. . . . . .              -          (10,000)             -       236,400
Conversion of Convertible Debentures
  and Interest. . . . . . . . . . . . . . .              -                -              -       541,000
Conversion of Series J preferred stock. . .              -                -              -       126,763
Conversion of Series K preferred stock. . .              -                -              -        56,367
Series M Preferred issued with warrants
  and beneficial conversion feature, net of
  $23,000 offering costs. . . . . . . . . .              -                -       (177,000)      177,000
Series M Preferred issued for Series L
  Preferred dividends . . . . . . . . . . .              -                -              -        25,000
Modification of warrants. . . . . . . . . .              -                -              -        20,344
Series J preferred stock dividend accrual .              -                -       (119,017)     (119,017)
Series K preferred stock dividend accrual .              -                -        (61,890)      (61,890)
Series M preferred stock dividend accrual .              -                -       (189,222)     (189,222)
Net loss. . . . . . . . . . . . . . . . . .              -                -     (7,225,788)   (7,225,788)
                                             --------------  ---------------  ------------- ------------

BALANCE - DECEMBER 31, 2001 . . . . . . . .  $           -   $      (10,000)  $(51,768,782)  $(4,507,990)
                                             ==============  ===============  =============  ============
The accompanying notes are an integral part of these consolidated financial statements






                                        ESYNCH CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FOR THE YEARS ENDED
                                                                                ---------------------
                                                                                      DECEMBER 31,
                                                                                 ---------------------
                                                                                       2001               2000
                                                                               ---------------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $         (7,225,788)  $(23,511,547)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .               436,811        281,862
    Amortization and impairment of goodwill . . . . . . . . . . . . . . . . .             2,467,434      1,674,976
    Amortization and impairment of patents. . . . . . . . . . . . . . . . . .                     -     12,104,330
    Amortization of debt discount . . . . . . . . . . . . . . . . . . . . . .                88,247        454,164
    Loss on disposal of property and equipment. . . . . . . . . . . . . . . .                79,132              -
    Write off of inventory. . . . . . . . . . . . . . . . . . . . . . . . . .                     -         15,943
    Write off of acquisition costs. . . . . . . . . . . . . . . . . . . . . .               250,085        275,000
    Change in allowance for doubtful accounts . . . . . . . . . . . . . . . .              (258,499)       424,504
    Stock issued for services, interest and settlements . . . . . . . . . . .               924,955      1,074,722
    Stock based compensation. . . . . . . . . . . . . . . . . . . . . . . . .               630,808      2,268,396
    Additional compensation on modification of warrants . . . . . . . . . . .                20,344         37,875
    Interest expense on bridge loan paid with warrants. . . . . . . . . . . .                     -        232,258
    Forgiveness of debt . . . . . . . . . . . . . . . . . . . . . . . . . . .              (545,874)       (96,436)
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .                15,988        (69,765)
      Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .                (9,768)        23,124
        Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .                22,154           (340)
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                34,030        (85,586)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .               296,895        409,733
      Related party accounts payable. . . . . . . . . . . . . . . . . . . . .                59,357              -
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .               606,814        527,624
                                                                               ---------------------  -------------
  NET CASH USED IN OPERATING ACTIVITIES                                                  (2,106,875)    (3,959,163)
                                                                               ---------------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from (loan to) affiliate                                                         200,000       (500,000)
  Acquisition of property and equipment                                                      (8,007)      (149,194)
  Loans made to potential acquisition company                                                     -       (324,000)
                                                                               ---------------------  -------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       191,993       (973,194)
                                                                               ---------------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                                   1,453,000        645,235
  Purchases of common stock                                                                  (6,300)             -
  Proceeds from the issuance of warrants                                                          -        933,640
  Proceeds from the exercise of options and warrants                                        236,400         68,621
  Proceeds from issuance of preferred shares, net of costs                                  177,000      1,228,085
  Proceeds from borrowings                                                                   80,000      1,615,334
  Payment on capital lease obligation                                                       (20,435)       (20,195)
  Payments on notes payable                                                                       -       (858,334)
                                                                               ---------------------  -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,919,665      3,612,386
                                                                               ---------------------  -------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . .                 4,783     (1,319,971)
CASH - BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . .                     -      1,319,971
                                                                               ---------------------  -------------
CASH - END OF YEAR                                                             $              4,783   $          -
                                                                               =====================  =============


SUPPLEMENTAL  CASH  FLOW  INFORMATION  AND  NON-CASH  INVESTING  AND  FINANCING
-------------------------------------------------------------------------------
ACTIVITIES  -  NOTE  8
----------------------

------
                       ESYNCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       ESYNCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       F-9
NOTE  1--NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES

The primary activities of eSynch Corporation (eSynch or the Company) have consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of eSynch and of its wholly owned subsidiary, Intermark
Corporation, for all periods presented, and the accounts of its wholly owned subsidiaries, Kiss Software Corporation and Oxford Media Corporation, from the dates of their acquisitions on April 1, 1999 and September 30, 1999, respectively. All inter-company transactions and balances have been eliminated in consolidation. Amounts presented at December 31, 2000 have been adjusted to conform to the December 31, 2001 presentation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at December 31, 2001 in the amount of $51,768,782. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's debt, common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CONCENTRATION OF RISK AND MAJOR CUSTOMERS - The Company operates exclusively in the software industry; accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to a concentration of market risk. Sales to any customer in 2001 and 2000 did not exceed 10% of total sales.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as accounts receivable, notes receivable, checks issued in excess of cash in bank, accounts payable, accrued liabilities, accrued pre-acquisition liabilities, notes payable, capital lease obligation and convertible debentures are considered to be reasonable approximations of their fair values. The fair value estimates were based on the near term nature of certain of the financial instruments and on market information available to management at the time of the preparation of the financial statements.

INVENTORY - Inventory was stated at the lower of cost or market. Cost was determined using the first-in, first-out method. During the year ended December 31, 2000 the Company wrote off the $15,943 balance of inventory as it had become obsolete. The Company has made the transition from channel distribution to internet download distribution of products and therefore no longer requires the maintenance of the hard goods inventory and therefore carries no inventory balance.

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

ADVERTISING COSTS - Advertising costs have been recognized as expense when incurred, and amounted to $2,030 and $301,674 during the years ended December
31,  2001  and  2000,  respectively.

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

As of December 31, 2001 and 2000, there were 72.5 and 139.5 shares of Series J convertible preferred shares, 42.5 and 81.5 shares of Series K convertible preferred, respectively. As of December 31, 2001 and 2000, there were 196.9 and
172.8 shares of Series M convertible preferred and zero and $500,000 of secured convertible debentures, respectively. As of December 31, 2001 and 2000, there were options and warrants to purchase 6,058,738 and 8,035,930 shares of common stock, respectively. These items were not included in the calculation of diluted loss per share for the years ended December 31, 2001 and 2000, as they would have been anti-dilutive, thereby decreasing the loss per share.

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

NEW ACCOUNTING STANDARDS - In June 2001, FASB issued two statements. SFAS No. 141, "Business Combinations," requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after July 1, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill.

SFAS No. 142, "Goodwill and Other Intangible Assets," changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for the Company at the beginning of 2002, except that certain provisions related to goodwill and other intangible assets are effective for business combinations completed after July 1, 2001. At December 31, 2001 the Company evaluated its goodwill and recognized impairment.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long- lived assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier adoption permitted. The Company does not believe this statement will have any impact to the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with an earlier adoption encouraged. The Company is evaluating the impact of adopting SFAS No. 144 but believes it will not have a material effect on the Company's results of operations or financial position.




NOTE  2--ACQUISITIONS

KISS SOFTWARE - Effective April 1, 1999, the Company completed the acquisition of Kiss Software Corporation, a California corporation engaged in the wholesale and retail distribution of computer and Internet utility software products. Under the agreement, shareholders of Kiss agreed to exchange each of their common shares for 0.181557136 common shares of eSynch and each of their preferred shares for 0.4183964 common shares of eSynch. The exchange resulted in the Company issuing 1,428,134 common shares to Kiss shareholders. The Company also issued 163,187 options in conjunction with the purchase. These options are exercisable at $2.11 per share. The acquisition was accounted for using the purchase method of accounting. The acquisition purchase price, based upon the fair value of the common stock and options issued, has been estimated at $3,965,571. Of this amount, $3,568,908 is applicable to the common stock issued in the Kiss acquisition and $396,663 is applicable to the stock options issued to the Kiss employees. The purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. The excess of the purchase price over the estimated fair value of the identifiable acquired assets less liabilities assumed was $5,315,094, which was recognized as goodwill. Amortization of goodwill recognized during the years ended December 31, 2001 and 2000 was $1,635,009 and $1,635,009, respectively. Goodwill is being amortized over approximately three years on a straight-line basis.

At December 31, 2001, management evaluated the goodwill for impairment and, based on an analysis of estimated future cash flows, management determined that the goodwill was impaired. Accordingly, the Company recognized an impairment loss in the amount of the $762,485 to reduce the remaining un-amortized carrying value of the goodwill to its estimated discounted net future cash flows.

OXFORD MEDIA - Effective September 30, 1999, the Company completed the acquisition of Oxford Media Corp. ("Oxford"), engaged in DVD video encoding, compression and authoring. Under the Agreement the shareholders of Oxford exchanged all the outstanding shares of Oxford common stock for 450,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and the purchase price of the acquired assets was computed to be $720,000 which was attributed to the assets acquired including software licenses in the amount of $100,000 and goodwill in the amount of $119,900. Oxford received a nonexclusive license from Oxford Management Corporation, a Nevada corporation, which is a license of proprietary software and source code for a video-on-demand hotel pay-per-view system. The value of the software license is included in other assets and is being amortized over three years. Amortization of the software license recognized during the years ended December 31, 2001 and 2000 was $33,333 and $33,333, respectively. The goodwill is also being amortized over three years. Amortization of goodwill recognized during the years ended December 31, 2001 and 2000 was $39,967 and $39,967, respectively.

At December 31, 2001, management evaluated the goodwill for impairment and, based on an analysis of estimated future cash flows, management determined that the goodwill was impaired. Accordingly, the Company recognized an impairment loss in the amount of the $29,973 to reduce the remaining un-amortized carrying value of the goodwill to its estimated discounted net future cash flows.

NOTE  3  --  NOTES  RECEIVABLE

Note receivable from affiliate consists of a $500,000 loaned to an officer-director during the year ended December 31, 2000. The note bears 10% interest and was due February 26, 2001. In January 2001, the Company received a payment of $200,000 on this note. At December 31, 2000, the Company treated the remaining $300,000 of the note receivable as compensation to the shareholder and recorded an accrual for payroll taxes. As of December 31, 2001 and 2000, the Company has included this receivable on the accompanying balance sheets, the amount is fully reserved at December 31, 2001. Additionally, the Company reserved $48,737 and $17,123 of accrued interest as of December 31, 2001 and 2000, respectively.

On June 14, 2000, the Company signed a letter of intent to acquire eLiberation.com Corporation ("eLiberation.com"). In June, 2000, the Company advanced $250,000 to eLiberation.com under a short-term, secured note due August 31, 2000. On July 21, 2000 the Company advanced an additional $30,000 to eLiberation.com under the existing terms and due date. On August 25, 2000 the Company agreed to extend the due date of the note to November 30, 2000 based upon the agreement by eLiberation.com to deliver certain marketing promotions for the Company. Effective August 31, 2000, the Company exercised its option to terminate the acquisition. The Company elected to reserve $275,000 of this note at December 31, 2000 as an acquisition cost based on the initial amount was advanced in connection with an anticipated acquisition. During the year ended December 31, 2001, the Company received payment of $280,000 on this receivable. Upon receipt the Company reversed the allowance. At December 31, 2001 and 2000, the Company reserved accrued interest due of $27,660 and $14,647.

During the years ended December 31, 2001 and 2000, the Company advanced a total of $27,000 and $44,000 to certain members of management, respectively. Of the amounts advanced the Company received repayment of $12,000 in 2001. At December 31, 2001 and 2000 amounts due from these members of management totaled $46,000 and $44,000, respectively. At December 31, 2001 and 2000, the Company has the $46,000 and $44,000 reserved as uncollectible. During the year ended December 31, 2001 the Company wrote off $13,000 and the related reserve due to the departure of one of the officers.

Notes receivable includes $250,085 loaned to Streamedia Communications Inc. during the quarter ended March 31, 2001. The amounts were loaned under an assumed merger. The loans bear interest at 10% and were due on May 21, 2001. The loan is collateralized by 913,687 shares of Streamedia Communications, Inc. common stock. At December 31, 2001 the Company reserved the receivable and accrued interest of $20,559 due to uncollectablity and the collateral being worthless.



NOTE  4  -  EQUIPMENT

Equipment  consisted  of  the  following  at  December  31,  2001  and  2000:

                                      2001        2000
                                   ----------  -----------
    Furniture and fixtures. . . .  $  28,647   $   87,398
    Computer equipment. . . . . .    897,415      862,130
    Leasehold improvements. . . .          -       78,114
                                   ----------  -----------

    Total Cost. . . . . . . . . .    926,062    1,027,642
                                   ----------  -----------
    Less Accumulated Depreciation   (562,096)    (303,207)
                                   ----------  -----------

    Net Equipment . . . . . . . .  $ 363,966   $  724,435
                                   ==========  ===========


Depreciation expense for the years ended December 31, 2001 and 2000 was $328,073 and $248,336, respectively.

During the year ended December 31, 2001 the Company disposed of certain property and equipment. The cost of the property and equipment disposed was $70,201 with accumulated depreciation of $42,243 and a loss on disposal of $27,958. In addition the Company wrote off leasehold improvements with a cost of $78,114 and accumulated amortization of $26,940 due to the vacating of the Company's previous corporate offices located in Tustin, California. The Company recorded an impairment loss of $51,174 related to the leasehold improvements.

NOTE  5  -  PURCHASE  OF  PATENT  RIGHTS  AND  TECHNOLOGY

PATENT RIGHTS - On March 1, 2000, the Company entered into a licensing agreement with a related party to license two patents in exchange for certain royalties and contingently issuable warrants. The patents relate to the broadcast, playback and limited use capability of Internet streaming media and video. The licensing agreement gave the Company the exclusive rights to the use of the patents until January 1, 2002, after which time, the licensing agreement becomes non-exclusive. As consideration for the licensing agreement, the Company issued 950,000 fully paid warrants to receive shares of common stock. The warrants were held in escrow until January 1, 2001 because, under the agreement, the Company had the option to cancel the warrants and the licensing agreement at any time before January 1, 2001. As a result, no amounts were recognized for the warrants and the patents until the fourth quarter of 2000 when management determined to not cancel the licensing agreement. The market value of the Company's common stock was $12.75 per share on March 1, 2000. The warrants were valued at $12,104,330, using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.0% risk-free interest rate, 0% expected dividend yield, 127% volatility and 3.0 years estimated life. The Company determined that the useful life of the patents was approximately two years and during the year ended December 31, 2000 amortized $5,127,529 of the patents.

On December 29, 2000 the warrants were modified to increase the exercise price to $0.50 per share. The modified warrants became exercisable on January 10, 2001 and expire if not exercised on January 10, 2004. No additional value to the patents was recorded as a result of this modification.

At December 31, 2000, management evaluated the patents for impairment and, based on an analysis of estimated future cash flows from the patents, management determined that the patents were impaired. Accordingly, the Company recognized an impairment loss in the amount of the $6,976,801 to reduce the remaining un-amortized carrying value of the patents to their estimated discounted net future cash flows.

TECHNOLOGY - During the year ending December 31, 2001, the Company acquired proprietary data encryption technology for use in its streaming media products and services business sector. In connection with the purchase of the technology the Company issued 801,187 shares valued at $275,448 and made payments of $26,000 for the modification of the software. The technology combines a variety of advanced methods giving the Company the ability to deliver simultaneous streaming media and downloading services in a fully secure, industry-standard environment. The acquired technology is being used in combination with the Company's existing technologies in products and services. The Company will amortize the cost of the technology over future cash inflows or three years, whichever is greater. During the year ended December 31, 2001 amortization expense was $75,362. The net value of the technology of $226,086 has been included in other assets on the accompanying December 31, 2001 balance sheet.

NOTE  6  -  ACCRUED  LIABILITIES

The pre-acquisition liabilities represent liabilities assumed at the time of the acquisition of Innovus Corporation (now eSynch Corporation) and the reorganization of Intermark Corporation in 1996. During the year 2000, the Company reduced the reserve by $27,500 from cash payments. In 2001 and 2000 the Company reduced the reserve by $545,874 and $96,436, respectively, based on items in which the statute of limitations of four years had expired. The gains from reserve forgiveness during 2001 and 2000 have been accounted for as an extraordinary gain in the accompanying financial statements.

Included in accrued liabilities at December 31, 2001 and 2000 are $1,516,161 and $638,740, respectively, in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At December 31, 2001 the Company has accrued salaries of $304,176, some of these employees have filed labor actions against the Company for payments of these salaries. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At December 31, 2001, amounts due to the plan were $42,011.




NOTE  7  -  NOTES  PAYABLE


Notes payable consisted of the following:
                                                                          DECEMBER 31,
                                                                           -------------
                                                                         2001          2000
                                                                     -------------  ----------
10% Convertible note payable to a shareholder; unsecured;
  due on demand                                                      $     450,000  $  450,000
8% Convertible debentures; secured by all the assets of the
  the Company; due on December 7, 2003                                           -     500,000
7% Note payable to a shareholder; interest due quarterly; principal
  payable $14,754 quarterly beginning March 2001; unsecured                 77,150      77,150
12% Note payables to a shareholders; payable on demand; unsecured           40,000           -
10% Note payables to a shareholders; payable on demand; unsecured           31,250      31,250
                                                                     -------------  ----------

TOTAL NOTES PAYABLE                                                  $     598,400  $1,058,400
                                                                     =============  ==========


During the year ended December 31, 2001, the Company borrowed $40,000 an individual. The note bears interest at 12% and was due on July 21, 2001. As of December 31, 2001 the Company has not made any principle payments on the notes. During 2001 the Company issued 50,000 shares of common stock valued at $16,000 for interest and consideration to shareholder for making the loan. The value of the shares has been included in interest expense.

During the year ended December 31, 2001, the Company borrowed $40,000 from an individual. The note was due on July 25, 2001. The note did not have a stated interest rate rather if the note was paid back by July 25, 2001 then the interest would be $5,000 and 20,000 shares of the Company's common stock. If the note was not paid by July 25, 2001 then the interest would be $10,000 and 40,000 shares of the Company's common stock. The Company did not pay back the note prior to the due date. In October 2001, the notes payable of $40,000 and accrued interest of $10,000 was converted into 500,000 shares of common stock. The Company additionally issued the 40,000 shares required under the agreement and valued them at $12,000 which has been recorded as interest expense on the accompanying statement of operations.

At December 31, 2001 and 2000, the Company has $450,000 due under a promissory note to a shareholder and a member of the Board of Directors. The note bears an interest rate of 10%. The note was entered into on June 14, 2000 and was originally due on September 12, 2000. At December 31, 2000, the note was in default. During January 2001, the Company issued a warrant to purchase 250,000 shares of common stock to this shareholder. The warrants were valued at $160,850 using the Black-Schoels method. In return the shareholder agreed to extend the terms of the note. Currently the note is due on demand with 20 days prior written notice.

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

The Debenture holders received a beneficial conversion feature on the dates of issuance. The value of the beneficial conversion feature was determined as the difference between the fair value of the Company's common stock per share and the conversion price, multiplied by the number of shares of common stock into which the Debentures are convertible. The value of the beneficial conversion feature was $286,164 and was recognized as additional paid-in capital during the year ended December 31, 2000.

The warrants are exercisable from the date of issuance through December 7, 2005. The fair value of the warrants on the date issued was $507,250 ($101,450 was allocated to the warrants issued to the placement agent) determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.26% risk-free interest rate, 0% expected dividend yield, 149.8% volatility and 5.0 years estimated life. The Company capitalized a portion of the amounts paid to the placement agent and a portion of the value of the warrants issued to the placement agent, as debt issue costs. As a result, the Company recorded $90,225 in debt issue costs and is amortizing these costs over the three year term of the Debentures. During the years ended December 31, 2001 and 2000, amortization expense was $88,247 and $1,978, respectively.

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

The Company had the option to redeem the Debentures on ten days written notice to the holders of the Debentures and by payment of an amount equal to 120% of the principal, plus accrued interest. If the Company was in default of one or more defined conditions of the Debentures, the holders of the Debentures could have demanded the immediate payment of the Debentures at 120% of their fair amount, plus accrued interest.

During the year ended December 31, 2001, holders of Secured Convertible Debenture converted a total of $500,000 and received 2,105,464 common shares including accrued interest, legal fees and penalties in the aggregate amount of $41,000. No Secured Convertible Debentures were outstanding at December 31, 2001.

Additionally, holders of the warrants issued in connection with the debentures converted the warrants for 312,500 shares of common stock for a net cash consideration of $81,900. The Company had previously modified the exercise price of the warrants resulting in an additional charge to operations of $20,344.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL CASH FLOW INFORMATION - The Company paid $26,399 and $16,869 for interest during the years ended December 31, 2001 and 2000, respectively.

NONCASH INVESTING AND FINANCING ACTIVITIES - During the year ended December 31, 2001, the Company converted $670,000 of Series J Preferred stock, $390,000 of Series K Preferred stock, $500,000 of Secured Convertible Debenture, and agreed to rescind the conversion of $40,000 of Series M Preferred stock for a net issuance of 4,714,870 shares of common stock, including interest shares. The Company accrued $370,129 of dividends on the preferred stock and converted $183,130 of that dividend into shares of common stock. The Company accrued $41,000 of interest on the convertible debenture and converted $41,000 of that interest into shares of common stock. The Company acquired $38,727 of computer equipment under a capital lease and wrote off leasehold improvements with a cost of $78,113 and accumulated amortization of $26,940. The Company disposed of property and equipment with a cost of $70,201 and accumulated depreciation of $42,243. The Company has a receivable from a shareholder of $10,000 related to the exercise of warrants. The Company issued 444,444 shares of common stock in settlement of a note payable of $40,000. The Company issued 801,187 shares of common stock valued at $275,448 for encryption technology. The Company amortized the discount of $177,000 of the Series M preferred stock as a dividend.

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

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at December 31, 2001 and 2000 are shown below:

                                     2001          2000
                                 ------------  ------------
  Operating loss carry forwards  $ 8,817,952   $ 7,181,306

  Valuation Allowance . . . . .   (8,817,952)   (7,181,306)
                                 ------------  ------------

  NET DEFERRED TAX ASSET         $         -   $         -
                                 ============  ============


For tax reporting purposes, the Company has net operating loss carry forwards in the amount of approximately $21,969,086 which will expire beginning in the year 2011 through 2021. The valuation allowance increased by $1,636,646 and $2,964,358 during the years ended December 31, 2001 and 2000, respectively.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes.





                                                    FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                                   ---------------------
                                                           2001               2000
                                                   ---------------------  ------------
    Benefit at statutory rate (34%)                $         (2,456,768)  $(7,993,926)
    Amortization of goodwill                                    675,015       675,015
    Amortization of patents                                           -     2,066,394
    Impairment of patents                                             -     2,811,651
    Impairment of goodwill                                      319,361             -
    Stock-based compensation                                    254,216       914,164
    Other                                                        26,755        43,571
    Change in valuation allowance                             1,636,646     2,964,358
    State tax benefit, net of federal tax effect               (455,225)   (1,481,227)
                                                   ---------------------  ------------

    PROVISION FOR INCOME TAXES                     $                  -   $         -
                                                   =====================  ============


NOTE  10  -  STOCKHOLDERS'  EQUITY

SERIES  J  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

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

The warrants are exercisable from the dates of issuance through October 29, 2002. The fair value of the warrants on the dates issued was $518,916 determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.0% risk-free interest rate, 0% expected dividend yield, 143% volatility and 3.0 years estimated life. The net proceeds from the offering were allocated to the Series J convertible preferred stock and the warrants based upon their relative fair values and resulted in allocating $1,582,870 to the Series J convertible preferred stock, net of the $285,714 beneficial conversion feature, and $518,916 to the warrants. The amount allocated to of the warrants was recognized as additional paid-in capital.

The difference between the total stated value of Series J convertible preferred stock of $2,625,000 and the amount allocated to the Series J convertible preferred stock was recognized as a discount on the Series J convertible preferred stock of $1,042,130. The discount was amortized as additional preferred stock dividends from the dates of issuance to January 28, 2000, the date that the Series J convertible preferred stockholders had the right to convert their shares, and resulted in the Company recognizing $206,388 of preferred dividends during the year ended December 31, 2000.

Dividends on the Series J convertible preferred stock are cumulative and accrue at the rate of 7% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends were determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable on the balance sheet date were estimated based on the fair value of the number of shares of common stock issuable using the current conversion price, and totaled $234,906 and $242,961 at December 31, 2001 and 2000, respectively. Series J convertible preferred stock dividends accrued during the years ended December 31, 2001 and 2000 were $119,017 and $245,505, respectively.

The Series J convertible preferred stock has a liquidation preference of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends.

During the years ended December 31, 2001 and 2000, holders of Series J convertible preferred stock converted a total of 67 and 135.5 preferred shares valued at $670,000 and $1,355,000 and received 1,568,310 and 500,287 common shares including 144,850 and 8,416 shares issued in payment of $126,763 and $30,419 of accrued dividends, respectively. Additional accrued dividends remain unpaid on converted Series J convertible preferred stock.

SERIES  K  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

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

The difference between the total stated value of Series K convertible preferred stock of $2,000,000 and the amount allocated to the Series K convertible preferred stock was recognized as a discount on the Series K convertible preferred stock of $2,000,000. The discount was amortized as additional preferred stock dividends from the dates of issuance to April 29, 2000, the date which the Series K convertible preferred stockholders had the right to convert their shares, and resulted in the Company recognizing $2,000,000 of preferred dividends during the year ended December 31, 2000.

Dividends on the Series K convertible preferred stock are cumulative and accrue at the rate of 7% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends were determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable on the balance sheet date were estimated based on the fair value of the number of shares of common stock issuable using the current conversion price, and totaled $113,349 and $107,826 at December 31, 2001 and 2000, respectively. Series K convertible preferred stock dividends accrued during the years ended December 31, 2001 and 2000 were $61,890 and $118,824, respectively.

The Series K convertible preferred stock has a liquidation preference of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends upon 30 days notice.

During  the  years  ended  December  31,  2001  and  2000,  holders  of Series K
Convertible Preferred Stock converted a total of 39 and 131 preferred shares valued at $390,000 and $1,310,000 and received 1,041,096 and 441,547 common shares including 79,633 and 6,259 shares issued in payment of $56,367 and $34,205 of accrued dividends, respectively.

SERIES  L  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

On September 29, 2000, the Company issued Series L convertible preferred stock at a price of $10,000 per share in a private placement offering. The Company received $1,550,500 in net proceeds (net of $49,500 offering and estimated registration costs) in exchange for the issuance of 160 shares of Series L convertible preferred stock and warrants to purchase 213,334 shares of common stock at a weighted-average exercise price of $5.00 per share. The placement agent received a cash commission of 1% of the gross proceeds equaling $16,000, eight shares of Series L convertible preferred stock and warrants to purchase 200,000 shares of common stock at an exercise price of $3.33. Under the terms of a registration rights agreement the Company agreed to bear the costs of registering the common stock underlying the conversion of the preferred stock and the exercise of the warrants.

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

Dividends on the Series L convertible preferred stock were cumulative and accrued at the rate of 5% per annum through January 22, 2001. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. During the year ended December 31, 2000, no shares of Series L Convertible Preferred Stock were converted into common shares. As explained below, the Series L convertible preferred shares were converted into Series M convertible preferred shares effectively on December 7, 2000. However, Series L convertible preferred dividends were accrued through December 31, 2000 and were estimated based on the fair value of the number of shares of common stock issuable using the current conversion price and totaled $23,967. In December 2001 the Company issued 2.5 shares of Series M convertible preferred stock in satisfaction of the Series L convertible preferred accrued interest.

SERIES  M  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

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

The modified warrants are exercisable from the dates of issuance through January 2006. The additional value of the Series M convertible preferred shareholder warrants on the date modified was $1,002,765. The incremental value was determined as the difference between the fair value of the modified warrants and the fair value of old warrants immediately before their terms were modified, both determined using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.85% risk-free interest rate, 0% expected dividend yield, 157.4% volatility and 5.0 years estimated life. Although the warrants originally issued with the Series L convertible preferred stock were detached from the Series L convertible preferred stock, the preferred stock and the warrants were modified as a unit. Accordingly, the increase in the value of the modified warrants was recognized as a discount to the Series M convertible preferred stock and immediately amortized as additional preferred stock dividends.

On January 23, 2001, the Company issued additional shares of Series M convertible preferred stock in a private placement offering. The Company received $177,000 in net proceeds (net of $23,000 of offering costs) in exchange for the issuance of 20 shares of Series M convertible preferred stock and warrants to purchase 100,000 shares of common stock at an exercise price of $1.375 per share. The placement agent received 1.6 shares of Series M convertible preferred stock and warrants to purchase 25,000 shares of common stock at an exercise price of $1.375.

The accounting for the additional issuance of Series M preferred shares and the related warrants was recognized in the year ended December 31, 2001. The Series M shareholders received a beneficial conversion feature related to the issuance of the warrants in the amount of $113,644. The amount was recognized as additional paid-in capital.

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

The difference between the total stated value of Series M convertible preferred stock of $177,000 and the amount allocated to the Series M convertible preferred stock was recognized as a discount on the Series K convertible preferred stock of $177,000. The discount was amortized as additional preferred stock dividends on the date of issuance, the date which the Series M convertible preferred stockholders had the right to convert their shares, and resulted in the Company recognizing $177,000 of preferred dividends during the year ended December 31, 2001.

Dividends on the Series M convertible preferred stock are cumulative from January 22, 2001 and accrue at the rate of 8% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends were determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable on the balance sheet date were estimated based on the fair value of the number of shares of common stock issuable using the current conversion price, and totaled $189,222 at December 31, 2001. Series M convertible preferred stock dividends accrued during the year ended December 31, 2001 were $189,222.

The holders of Series M convertible preferred stock are entitled to a preference in the event the Company is liquidated. That preference is $10,000 per share, plus accrued and unpaid dividends.

PREFERRED  STOCK
----------------

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

COMMON  STOCK
-------------

During the year ended December 31, 2001, the Company issued Common Stock as follows: the purchase of 6,142,068 shares for a total cash consideration of $1,453,000, 4,557,357 shares for services in the amount of $745,186 which was charged to stock issued for services expense, the issuance of 444,444 for the settlement of debt of $40,000, 458,559 shares for the settlement of accrued interest and penalties valued at $138,769 which was charged to interest expense and 801,187 shares in the amount of $275,448 as part of the acquisition of data encryption technology.

During 2001, shareholders exercised 6,582,500 options and warrants to purchase shares of the Company's common stock. The total proceeds from the exercises were $236,400, net a $10,000 receivable from one of the shareholders for the exercise

During February 2000, a shareholder exercised options to purchase shares of the Company's common stock. The shareholder exercised 15,000 options at $1.50 per share. Total proceeds from the exercise of the options were $22,500. In May 2000, warrants for the purchase of 19,427 shares of stock were exercised for cash consideration of $41,000. These warrants were exercised at $2.11 per share. In September 2000, a warrant for the purchase of 2,500 shares of stock was exercised for cash consideration of $5,000, or $2.00 per share.

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

In July 2000, the Company issued options to purchase 2,040,000 shares of common stock at an exercise price of $3.63 per share. These options were issued under the 1999 Stock Incentive Plan to officers, directors and employees of the Company. In November 2000, the Company issued options to purchase 500,000 shares of common stock at an exercise price of $1.30 to its new chief financial officer. During the year ended December 31, 2001, the Company's chief financial officer resigned the position and the corresponding options were forfeited.

OPTIONS GRANTED TO EMPLOYEES AND CONSULTANTS - A summary of the status of the Company's stock options as of December 31, 2001 and 2000 and changes during the years then ended are presented below:





                                               OPTIONS OUTSTANDING
                                             ---------------------
                                            2001            2000
                                    ---------------------  -------
                                                         WEIGHTED-               WEIGHTED-
                                                          AVERAGE                AVERAGE
                                                          EXERCISE               EXERCISE
                                                SHARES       PRICE    SHARES      PRICE
----------------------------------  ---------------------  -------  -----------
Outstanding at beginning of year               3,987,055   $  2.52   2,863,434   $1.15
  Granted. . . . . . . . . . . . .                     -         -   2,540,000    3.17
  Forfeited. . . . . . . . . . . .            (2,020,192)     2.31    (156,053)   1.49
  Exercised. . . . . . . . . . . .               (20,000)     0.25  (1,260,326)   0.85
                                    ---------------------           -----------
Outstanding at end of year                     1,946,863      2.41   3,987,055    2.52
                                    =====================           ===========
Options exercisable at end of year             1,880,609      2.37   3,025,803    2.63
                                    =====================           ===========
Weighted-average fair value of
 options granted during year        $                  -               $  3.15
                                    =====================               =======

The following table summarizes information about stock options outstanding at December 31, 2001:





                               OUTSTANDING                                     EXERCISABLE
                            ----------------                                   -----------
                                                           WEIGHTED-AVERAGE
                                                            ----------------
RANGE OF         NUMBER        REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES  OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
----------------  -----------  ----------------  -----------------  -----------  -----------------
0.25-0.50             61,900         6.32 years       $0.25          61,900           $0.25
0.94-1.30.           776,500         3.23              0.96            776,500         0.96
1.50-2.00.            43,750          .89              1.86             43,750         1.86
2.11-2.63.             9,713         5.38              2.11              9,713         2.11
3.63 . . .         1,055,000         8.57              3.63            988,746         3.63
            ----------------                                 -----------------

0.25-3.63         1,946,863         6.18              2.41          1,880,609         2.37
            ================                                 =================


The Company measures compensation under stock-based options and plans to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation relating to the options granted to employees is being recognized over the vesting period of the options. Stock-based compensation charged to operations was $22,650 and $170,236 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, there were no future amounts remaining to be amortized in connection with options granted to employees.

Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net loss and loss per share would have increased to the pro forma amounts indicated below for the years ended December 31, 2001 and 2000:





                                              YEARS ENDED DECEMBER 31,
                                             --------------------------
                                                        2001                 2000
                                             --------------------------  -------------
    Loss Applicable to Common Shareholders
      As reported . . . . . . . . . . . . .            (7,772,917)      $(28,489,053)
      Pro forma . . . . . . . . . . . . . .                 (7,867,796)   (35,022,943)
    Basic and Diluted Loss per Common Share
      As reported . . . . . . . . . . . . .  $                   (0.33)  $      (2.43)
      Pro forma . . . . . . . . . . . . . .                      (0.33)         (2.98)


The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000; dividend yield 0%; expected volatility of 161%; risk-free interest rate of 5.86%, expected life of the options of 10 years and underlying stock price $3.17.

OPTIONS  AND  WARRANTS  GRANTED  TO  NON-EMPLOYEES

During the year ended December 31, 2001 the Company granted 6,250,000 warrants under consulting agreements and 250,000 warrants in consideration of the extension of the due date of a loan. The warrants were valued at $330,850 using the Black-Scholes option pricing model with the following weighted-average assumptions; 4.04% risk-free interest rate, 0% expected dividend yield, 150% volatility and 0.16 years. All amounts were expensed during the year ended December 31, 2001.

During 2000, the Company issued warrants to purchase 200,000 shares of common stock at prices ranging from $6.50 to $9.50 to a financial relations and direct marketing advertising firm. The warrants were valued at $929,000 using the Black-Scholes option pricing model with the following weighted-average assumptions; 5.0% risk-free interest rate, 0% expected dividend yield, 61.9% volatility and 4.0 years, of which $81,671 and $847,329 was expensed during the years ended December 31, 2001 and 2000, respectively.

In June 2000, the Company issued options under a consulting agreement for 150,000 shares of common stock at $7.75 per share. The shares vest quarterly over the period of one year. The warrants were valued at $949,500 using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.0% risk-free interest rate, 0% expected dividend yield, 61.3% volatility and 3.0 years, of which $184,459 and $765,041 was expensed during the years ended December 31, 2001 and 2000, respectively.

In August 2000, the Company issued warrants to a marketing representative for the purchase of 40,000 shares of common stock at $2.00 per share. The fair value of the warrants was $150,400, which was recognized as an expense during 2000.

During the year ended December 31, 2000, the Company's legal counsel purchased 75,000 warrants for $15,000. These warrants are exercisable at $2.00 per share, vest on January 1, 2001 and expire on December 31, 2005. The warrants were valued at $102,660 and were expensed during the year ended December 31, 2000.

During the year ended December 31, 1999, the Company granted 350,000 warrants to a member of the Board of Directors as compensation for services. The Company granted an additional 100,000 warrants to the same director in October 1999. The warrants are exercisable at $1.00 per share. During the year ended December 31, 2001, the Company reduced the exercise price on these warrants to $0.50. This modification resulted in $37,875 of additional compensation. This additional compensation was recorded in the year ended December 31, 2000.


The options and warrants are exercisable for periods from two to ten years. The options and warrants are summarized as follows:





                                                    OPTIONS OUTSTANDING
                                                  ---------------------
                                                        2001              2000
                                               ---------------------  --------------------
                                                           WEIGHTED-           WEIGHTED
                                                           AVERAGE             AVERAGE
                                                           EXERCISE            EXERCISE
                                                 SHARES      PRICE     SHARES   PRICE
                                               ---------   -------   --------  -------
Outstanding at beginning of year .             1,365,000   $  2.71    900,000   $1.13
Granted. . . . . . . . . . . . . .             6,500,000      0.05    515,000    5.91
Cancelled. . . . . . . . . . . . .                     -         -    (50,000)   1.25
Exercised. . . . . . . . . . . . .            (6,250,000)     0.03          -       -
                                    ---------------------           ----------
Outstanding at end of year . . . .             1,615,000      2.41  1,365,000    2.71
                                    =====================           ==========
Options exercisable at end of year             1,615,000      2.41  1,215,000    2.45
                                    =====================           ==========
Weighted-average fair value of
 options granted during year . . .  $               0.04             $  4.35
                                              ===========             =======


The following table summarizes information about non-employee stock options outstanding at December 31, 2001:





                                   OUTSTANDING                           EXERCISABLE
                              ----------------                           -----------
                                WEIGHTED-AVERAGE
RANGE OF              NUMBER         REMAINING      WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                ----------------  -----------  -----------------  ----------------  -----------  -----------------
0.50 - 1.00.           750,000         5.25         $     0.53         7  50,000  $      0.53
1.25 - 2.00.           515,000         2.36               1.42           515,000         1.42
6.50 - 9.50.           350,000         2.09               7.89           350,000         7.89
              ----------------                                  ----------------

0.50- 9.50.          1,615,000          3.64              2.41         1,615,000         2.41
               ================                                   ================


Compensation from non-employee options and warrants was determined based on the fair value at the grant dates consistent with the method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Compensation relating to the options and warrants is being recognized over their vesting periods. Stock-based compensation charged to operations for non-employees was $608,158 and $2,098,160 for the years ended December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, there were 2,496,875 and 2,683,875 warrants to purchase common stock outstanding, respectively, at exercise prices ranging from $0.50 to $12.36 that were issued in connection with purchase and financing transactions.

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES

CAPITAL LEASE - The Company entered into a lease for computer equipment during the year ended December 31, 2000. The lease is for thirty-six months and requires a monthly payment of $7,413. During the year ended December 31, 2001 the Company entered into an additional lease for computer equipment. The lease is for thirty-six months and requires a minimum monthly payment of approximately $1,171. The leases have been treated as capital leases. The following is a schedule of future minimum rental payments under the capital lease:




                                                  FOR THE YEARS ENDING DECEMBER 31:
          2002. . . . . . . . . . . . . . . . .  $                          140,738
          2003. . .   . . . . . . . . . . . . .                              80,773
          2004. . . . . . . . . . . . . . . . .                               4,685
                                                 -----------------------------------

    Total minimum payments. . . . . . . . . . .                             226,196
    Less amount representing interest . . . . .                             (29,089)
                                                 -----------------------------------

    Present value of net minimum lease payments                             197,107
    Less current portion. . . . . . . . . . . .                             197,107
                                                 -----------------------------------

    LONG-TERM CAPITAL LEASE OBLIGATION. . . . .  $                                -
                                                 ===================================


At December 31, 2001, the Company was in default on its capitalized lease obligations as a result of delinquent payments. The financial institutions have not waived the defaults under their respective agreements. As a result of these defaults, all of the Company's capitalized lease obligations have been classified as current in the accompanying December 31, 2001 balance sheet.

The gross amount of assets under the capital leases is $237,738 with accumulated depreciation of $102,473 at December 31, 2001.

OPERATING LEASE - Until November of 2001, the Company leased office and warehouse facilities in Tustin California under a five-year agreement classified as an operating lease. Monthly minimum rental payments on the lease were $20,010 to be adjusted upwards by 4% for each succeeding year during the term of the lease. The Company terminated this lease and booked an accrued liability for its remaining obligations herewith of $136,351 during the year ending December 31, 2001. The Company moved to a temporary multi-tenant office facility in Irvine, California, paying a rental rate of $6,000 per month under a month-to-month contract from November 1, 2001 to February 2002. In February 2002, the Company moved to Santa Ana, California where it leases office facilities under a fifteen-month agreement classified as an operating lease. Monthly minimum rental payments on the lease are $3,750. Additionally, the Company previously leased space for its computer servers and bandwidth. The lease had a term of two years and a minimum monthly payment of $4,110. In September of 2001, the Company moved its co-location operation from this facility to a new location in Irvine, California and canceled the lease. Upon cancellation of the agreement the Company entered into a new agreement with an alternative company to provide space for its computer servers and bandwidth. The lease is month-to-month and requires a monthly payment of $5,750. The following is a schedule of future minimum rental payments required under existing leases:





         YEARS ENDING DECEMBER 31:
2002. .                     41,250
2003. .                     15,000
         -------------------------
                            56,250
                           =======


Lease expense for the years ended December 31, 2001 and 2000 was $276,330 and $369,950.

LITIGATION - In September, 1999 a lawsuit was filed by C-Group, Inc. in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount of the claim to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $52,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be appealed. As of December 31, 2000 the Company accrued $81,326. During the year ended December 31, 2001 the Company accrued the remaining $52,332.

On June 22, 2000, the Company entered into two agreements with NBC Quokka Ventures, LLC., related to NBCOlympics.com web site (collectively, "NBCO"). The agreements cover the licensing of a custom version of the Company's ChoiceCaster product, branding and recognition commitments on and sponsorship of the web site, and certain other services to be provided by the Company. Currently, NBCO is claiming an amount due of $500,000 in connection with the agreement. NBCO claims that the Company did not provide the agreed upon services. The Company included this amount in accrued liabilities as of December 31, 2000 and was in settlement negotiations. In 2001 NBCO filed for Chapter 11 Bankruptcy and disbursed all of its assets. As a result the Company reversed the $500,000 accrual in the year ended December 31, 2001. The reversal is recorded in general and administrative expenses on the accompanying statement of operations.

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

In June 2000, the Company was named as a co-defendant along with its landlord, Bixby Land Company, in a lawsuit filed by Terry Murphy, a former employee, in California Superior Court, County of Orange, claiming unspecified damages resulting from an accident that occurred at the Company's leased offices. The Company's insurance carriers are defending the claims against the Company and discovery proceedings are currently underway. During 2001, the court determined that the Company was not a responsible party in the lawsuit.

On January 11, 2001, the Company was named as defendant in a lawsuit filed by Post Modern Edit, LLC, in California Superior Court, County of Los Angeles, seeking damages of not less than $50,000 for breach of a confidentiality agreement, breach of contract, and other claims related to a proposed but unconsummated acquisition of Post Modern Edit by the Company. On May 9, 2001, the parties reached a full settlement of the litigation in which Post Modern Edit agreed to return 21,000 shares of the Company's common stock it owned in exchange for $6,300 cash paid by the Company. Upon the return of the 21,000 shares the Company cancelled them.

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. The claim is included in pre-acquisition liabilities on the accompanying balance sheets. Subsequent to December 31, 2001 the Company entered into a settlement agreement with Bfree Ltd. Under the agreement the Company is to pay $4,000 in monthly increments of $500 starting on March 15, 2002. The amount bears interest at 10%.

On July 18, 2001, David P. Noyes, the Company's former Chief Financial Officer, filed a claim with the Labor Commissioner, State of California, for wages due under an employment contract seeking $96,572. Mr. Noyes was terminated for cause by the Company in November 2000. Subsequent to December 31, 2001 the Labor Commission found that David P. Noyes had been terminated with cause. However, the Labor Commission awarded David P. Noyes $11,695 for un-reimbursed expenses and $1,544 for accrued interest on those expense. The Company accrued these amounts during the year ended December 31, 2001.

On July 26, 2001, Bixby Land Company, the Company's landlord, filed an unlawful detainer action to recover delinquent rent and penalties in the amount of approximately $125,000. On November 1st, 2001 the Company relocated its corporate offices to 29 Hubble Irvine, CA 92618. In October a settlement agreement with Bixby Land Company was reached regarding a settlement of the Company's liability of $808,134 with respect to a lease obligation for the Tustin facility. The settlement agreement provided that the Company would be release from all future payments under the terms of the lease if the Company made payments totaling $100,000 and transferred the Company's existing $60,010 security deposit to the landlord. The Company did not make the required payments under the settlement agreement. In October 2001, Bixby received a judgment against the Company for $136,058. As of December 31, 2001, the Company accrued the $136,058 and expensed the security deposit. Additionally in conjunction with this event the Company has written off the total net asset value of its leasehold improvements of $51,174.

On July 27, 2001, the Company filed a complaint against eLiberation Corporation, which was subsequently amended January 3, 2002. The Company seeks compensatory damages in the amount of $39,671. On September 28, 2001, eLiberation Corporation filed a cross-complaint against the Company and an officer claiming that the Company and the officer deliberately misrepresented and made false representations to eLiberation Corporation. eLiberation Corporations seeks general and special damages in the amount of not less than $2,500,000. The Company believes that the cross-complaint is without merit and intends to vigorously defend the action and thus nothing has been accrued as of December 31, 2001.

On July 27, 2001, the Company entered into a Release and Settlement Agreement with Digital Leisure, Inc. Under the Release and Settlement Agreement, the Company agreed to pay Digital Leisure a total of $40,867, plus interest, in regularly scheduled payments. As a result of the Company's failure to comply with the payment schedule, Digital Leisure has subsequently secured a judgment for the total amount owed. On December 18, 2001 the Company entered into another settlement agreement requiring total payment of $7,500 over the period of two months. At December 31, 2001 the Company had an obligation of $6,500 in connection with the settlement. Subsequent to year end the $6,500 was paid.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortious adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of December 31, 2001.

On August 10, 2001, a lawsuit was filed by Kforce.com seeking to collect approximately $43,000 to be owed under a consulting services agreement. During 2001, the Company stipulated a judgment in favor of Kforce.com. The judgment is fully accrued in the Company's financial statements as of December 31, 2001.

In September, 2001 a lawsuit was filed by Technopolis Communications, Inc. in the Superior Court of California, County of Orange, against Innovus Corporation, dba eSynch Corporation, seeking $35,733 for services claimed to have been provided to eSynch. The case is currently in the discover stage and a mandatory settlement conference date has been set. As of December 31, 2001 the Company has accrued $50,000.

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

PAYROLL AND PAYROLL TAX LIABILITIES - Included in accrued liabilities at December 31, 2001 and 2000 are $1,516,161 and $638,740, respectively, in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At December 31, 2001 the Company has accrued salaries of $304,176, some of these employees have filed labor actions against the Company for payments of these salaries. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At December 31, 2001, amounts due to the plan were $42,011.

NOTE  13  -  401K  PLAN

The Company has an optional 401K plan available for its employees. In order to qualify employees must have worked for the Company for at least one-hundred and eighty days and be at least twenty-one years of age. The employee may elect to invest up to ten percent of their pre-tax earnings. The Company agrees to match 75% of the employee's contributions up to four percent of their earnings and one percent of their earnings between four and ten percent of their earnings contributed. The Company made no contributions to the 401K plan in the year ending December 31, 2001 and made contributions of $11,347 in the year ending December 31, 2000.

NOTE  14  -  SUBSEQUENT  EVENTS  (UNAUDITED)

On January 17, 2002, holders of Series J Preferred converted 6 shares of Series J Preferred into 3,254,876 shares of common stock. On January 17, 2002, holders of Series K Preferred converted 17 shares of Series K Preferred into 9,000,000 shares of common stock.

On February 25, 2002, The Company made a 14-C filing authorizing an increase in authorized shares from 50,000,000 to 250,000,000. The authorized shares in the accompanying financial statements have been adjusted to reflect this increase.

Subsequent to December 31, 2001 the Company issued 5,120,000 shares of common stock for consulting and legal services.


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





                               DATE APRIL 15, 2002

In accordance with the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By  /s/  Thomas  Hemingway                       Date  April  15,  2002
    ---------------------
    Thomas  Hemingway
    Chairman,  Director,
    Chief  Executive  Officer

By  /s/  David  Lyons                            Date  April  15,  2002
    ---------------------
    David  Lyons
    Director,  President

By  /s/  T.  Richard  Hutt                        Date  April  15,  2002
    ---------------------
    T.  Richard  Hutt
    Director,  Secretary-
    Treasurer,  Vice  President

By  /s/  James  H.  Budd                          Date  April  15,  2002
    ---------------------
    James  H.  Budd
    Director,  Vice  President

By  /s/  Mark  Utzinger                          Date  April  15,  2002
    ---------------------
    Mark  Utzinger
    Chief  Accounting  Officer



ABOUT  ESYNCH

eSynch Corporation (OTC Bulletin Board: ESYN), founded in 1994, is a leading provider of video delivery tools, streaming media services, and software utilities. eSynch's flagship products include SiteStreamer, and advanced software solution that allows Web sites to stream video in a more intelligent, fully branded environment; ChoiceCaster, the first all-in-one broadband media player; and KISSCO software utilities. For more information, please visit www.esynch.com.

SAFE  HARBOR  STATEMENT

Statements herein express management's beliefs and expectations regarding future performance and are forward-looking and involve risks and uncertainties, including, but not limited to, the ability to negotiate outstanding prior debts of acquired companies; properly identify acquisition partners; adequately perform due diligence; manage and integrate acquired businesses; react to quarterly fluctuations in results; raise working capital and secure other financing; respond to competition and rapidly changing technology; deal with market and stock price fluctuations; and other risks. These risks are and will be detailed, from time to time, in eSynch's Securities and Exchange Commission filings, including Form 10-KSB for the year ended Dec. 31, 1999 and subsequent Forms 10-KSB, 10-QSB and 8-K. Actual results may differ materially from management's expectations.

ESYNCH  CONTACT

ROBIN  CRUSE

MARKETING  COMMUNICATIONS

(714)  258-1900
rcruse@esynch.com


                             END OF FILING