Form 10QSB
period 2002-03-31
ESYNCH CORP/CA
filed 2002-05-22
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934

For the quarterly period ended March 31, 2002

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE --- ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-26790

                               ESYNCH CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                   87-0461856
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


                          3511 W. SUNFLOWER AVE. #250
                              SANTA ANA, CA 92704
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (714) 258-1900
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: at May 20, 2002: 54,289,618

Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                              ---   ---

                                       ESYNCH CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2002            2001
                                                                                   -------------  --------------

                                                      ASSETS
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $       4,783
  Accounts receivable, net of allowance for bad debt of $31,150 . . . . . . . . .        19,872          41,779
  Accounts receivable - related party, net of allowance for
    bad debt of $46,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -               -
  Notes receivable, net of allowance for bad debt of $361,285 and $347,040. . . .             -               -
  Note receivable from affiliate, net of $300,000 compensation recognized in 2000             -               -
                                                                                   -------------  --------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,872          46,562
                                                                                   -------------  --------------
EQUIPMENT, NET OF ACCUMULATED DEPRECIATION. . . . . . . . . . . . . . . . . . . .       287,975         363,966
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION . . . . . . . . . . . . . . . . . .       217,150         250,602
                                                                                   -------------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    524,997   $     661,130
                                                                                   =============  ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Checks issued in excess of cash in bank . . . . . . . . . . . . . . . . . . . .  $     12,531   $           -
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,149,846       1,148,646
  Accounts payable - related party. . . . . . . . . . . . . . . . . . . . . . . .        81,832          59,359
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,583,425       2,567,858
  Accrued preacquisition liabilities. . . . . . . . . . . . . . . . . . . . . . .        51,924          60,273
  Notes payable - current portion . . . . . . . . . . . . . . . . . . . . . . . .        77,150          77,150
  Notes payable - related party . . . . . . . . . . . . . . . . . . . . . . . . .       646,250         521,250
  Capital lease obligation - current portion. . . . . . . . . . . . . . . . . . .       197,107         197,107
  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . .       540,817         537,477
                                                                                   -------------  --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .     5,340,882       5,169,120
                                                                                   -------------  --------------

STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated value per share;
     275 shares authorized; 63.5 shares and 72.5 shares outstanding,
     respectively; liquidation preference of $635,000 . . . . . . . . . . . . . .       510,000         600,000
   Series K convertible preferred stock - $10,000 stated value per share;
     250 shares authorized; 17.3 shares and 42.5 shares outstanding,
     respectively; liquidation preference of $173,000 . . . . . . . . . . . . . .        48,000         300,000
  Series M convertible preferred stock - $10,000 stated value per share;
     220 shares authorized; 196.9 shares and 196.9 shares outstanding;
     liquidation  preference of $1,969,000. . . . . . . . . . . . . . . . . . . .     2,616,862       2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055 shares
     authorized; no shares outstanding. . . . . . . . . . . . . . . . . . . . . .             -               -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
     51,289,618 and 36,914,742 shares issued and outstanding. . . . . . . . . . .        51,290          36,915
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .    44,329,086      43,717,015
  Receivable from shareholder . . . . . . . . . . . . . . . . . . . . . . . . . .             -         (10,000)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (52,371,123)    (51,768,782)
                                                                                   -------------  --------------
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . . . . .    (4,815,885)     (4,507,990)
                                                                                   -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $    524,997   $     661,130
                                                                                   =============  ==============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ESYNCH CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                         --------------------------
                                                             2002          2001
                                                         ------------  ------------
REVENUE.  . . . . . . . . . . . . . . . . . . . . . . .  $   100,687   $   121,189
COST OF PRODUCTS SOLD . . . . . . . . . . . . . . . . .       65,889        23,965
                                                         ------------  ------------
    GROSS PROFIT. . . . . . . . . . . . . . . . . . . .       34,798        97,224
                                                         ------------  ------------
OPERATING AND OTHER EXPENSES
  General and administrative. . . . . . . . . . . . . .      432,550       997,078
  Research and development. . . . . . . . . . . . . . .       15,111       103,092
  Shares issued for services. . . . . . . . . . . . . .       85,600       168,765
  Stock-based compensation to employees and consultants       45,900       373,899
  Amortization of goodwill. . . . . . . . . . . . . . .            -       423,189
  Interest expense. . . . . . . . . . . . . . . . . . .       14,536        47,173
  Reversal of bad debt expense. . . . . . . . . . . . .            -      (327,970)
                                                         ------------  ------------
    TOTAL OPERATING AND OTHER EXPENSES. . . . . . . . .     (593,697)   (1,785,226)
                                                         ------------  ------------
OTHER INCOME. . . . . . . . . . . . . . . . . . . . . .       14,245         6,841
                                                         ------------  ------------
LOSS BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . . .     (544,654)   (1,681,161)
EXTRAORDINARY GAIN FROM DEBT FORGIVENESS, NET OF $0 TAX        8,349             -
                                                         ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . .     (536,305)   (1,681,161)
PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . .      (66,036)     (381,326)
                                                         ------------  ------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS. . . . . . . . .  $  (602,341)  $(2,062,487)
                                                         ============  ============

BASIC AND DILUTED EXTRAORDINARY GAIN PER COMMON SHARE .  $         -   $         -
                                                         ============  ============
BASIC AND DILUTED LOSS PER COMMON SHARE . . . . . . . .  $     (0.01)  $     (0.13)
                                                         ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES. . . . . . . .
   USED IN PER SHARE CALCULATION. . . . . . . . . . . .   46,891,253    15,820,427
                                                         ============  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ESYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                               ------------------------
                                                                                  2002         2001
                                                                               ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(536,305)  $(1,681,161)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    109,443        87,459
    Forgiveness of accrued liability. . . . . . . . . . . . . . . . . . . . .     (8,349)            -
    Amortization of goodwill. . . . . . . . . . . . . . . . . . . . . . . . .          -       423,189
    Change in allowance for doubtful accounts . . . . . . . . . . . . . . . .          -      (306,929)
    Stock issued for services, interest and settlements . . . . . . . . . . .     85,600       168,765
    Stock based compensation. . . . . . . . . . . . . . . . . . . . . . . . .     45,900       373,899
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .     21,909       (19,829)
      Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        23,154
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -       (50,038)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,200       316,339
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    105,817         3,668
                                                                               ----------  ------------
  NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .   (174,731)     (661,484)
                                                                               ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . .          -          (276)
  Other receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -       (52,577)
                                                                               ----------  ------------
  NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . .          -       (52,853)
                                                                               ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in checks issued in excess of cash in bank. . . . . . .     12,531       (21,734)
  Related party accounts payable. . . . . . . . . . . . . . . . . . . . . . .     22,471             -
  Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . .          -       525,000
  Proceeds from the issuance of warrants. . . . . . . . . . . . . . . . . . .          -        63,356
  Proceeds from issuance of preferred shares, net of costs. . . . . . . . . .          -       113,644
  Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .    125,000        40,000
  Payment on capital lease obligation . . . . . . . . . . . . . . . . . . . .          -        (5,929)
  Proceeds from shareholder receivable. . . . . . . . . . . . . . . . . . . .     10,000             -
                                                                               ----------  ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .    170,002       714,337
                                                                               ----------  ------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . .     (4,783)            -
CASH - BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . .      4,783             -
                                                                               ----------  ------------
CASH - END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $         -
                                                                               ==========  ============

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTE 7

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ESYNCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS - The primary activities of eSynch Corporation ("eSynch" or the "Company") have consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services, and video encryption and streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM UNAUDITED FINANCIAL INFORMATION - The accompanying condensed financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included and consist only of normal recurring adjustments except as disclosed herein. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 2002.

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB dated April 16, 2002.

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has a $5,321,010 working capital deficit at March 31, 2002, has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at March 31, 2002 in the amount of $52,371,123. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CONCENTRATION OF RISK AND MAJOR CUSTOMERS - The Company operates exclusively in the software industry, accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. Sales to any major customer in 2002 and 2001 were not significant.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, accounts payable, notes payable, and liabilities relating to assets to be sold are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share.

As of March 31, 2002, there were 63.5 shares of Series J convertible preferred shares, 17.3 shares of Series K convertible preferred. As of March 31, 2002 there were 196.9 shares of Series M convertible preferred. As of March 31, 2002 there were options and warrants to purchase 9,048,738 shares of common stock. These items were not included in the calculation of diluted loss per share for the years ended March 31, 2002, as they would have been anti-dilutive, thereby decreasing the loss per share.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when delivered except for products sold through distributors for which revenue is recognized upon receipt of payment.

NOTE 2-ACCRUED LIABILITIES

The preacquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark. During the three months ended March 31, 2002 the Company reduced the reserve by $8,349, based on items in which the statute of limitations of four years had expired. The gain from reserve forgiveness during 2002 has been accounted for as an extraordinary gain in the accompanying financial statements. No claims have been made against these items during the three months ended March 31, 2002.

NOTE 3-NOTES PAYABLE

During the three months ended March 31, 2002 a consultant of the Company advanced the Company a total of $125,000. The advances are due on demand and bear no interest as of March 31, 2002.

During the three months ended March 31, 2002 there were no payments on notes payable or related party notes payable.

NOTE 4-COMMITMENTS AND CONTINGENCIES

LITIGATION - In September, 1999 a lawsuit was filed by C-Group, Inc. in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount of the claim to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $52,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be appealed. As of March 31, 2002 the amounts are accrued.

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. The claim is included in pre-acquisition liabilities on the accompanying balance sheets. In February 2002 the Company entered into a settlement agreement with Bfree Ltd. Under the agreement the Company is to pay $4,000 in monthly increments of $500 starting on March 15, 2002. The amount bears interest at 10%.

On July 18, 2001, David P. Noyes, the Company's former Chief Financial Officer, filed a claim with the Labor Commissioner, State of California, for wages due under an employment contract seeking $96,572. Mr. Noyes was terminated for cause by the Company in November 2000. Subsequent to December 31, 2001 the Labor Commission found that David P. Noyes had been terminated with cause. However, the Labor Commission awarded David P. Noyes $11,695 for un-reimbursed expenses and $1,544 for accrued interest on those expense. As of March 31, 2002 the amounts have been accrued.

On July 26, 2001, Bixby Land Company, the Company's landlord, filed an unlawful detainer action to recover delinquent rent and penalties in the amount of approximately $125,000. On November 1st, 2001 the Company relocated its corporate offices to 29 Hubble Irvine, CA 92618. In October a settlement agreement with Bixby Land Company was reached regarding a settlement of the Company's liability of $808,134 with respect to a lease obligation for the Tustin facility. The settlement agreement provided that the Company would be release from all future payments under the terms of the lease if the Company made payments totaling $100,000 and transferred the Company's existing $60,010 security deposit to the landlord. The Company did not make the required payments under the settlement agreement. In October 2001, Bixby received a judgment against the Company for $136,058. As of March 31, 2002 the amounts are accrued.

On July 27, 2001, the Company filed a complaint against eLiberation Corporation, which was subsequently amended January 3, 2002. The Company seeks compensatory damages in the amount of $39,671. On September 28, 2001, eLiberation Corporation filed a cross-complaint against the Company and an officer claiming that the Company and the officer deliberately misrepresented and made false representations to eLiberation Corporation. eLiberation Corporations seeks general and special damages in the amount of not less than $2,500,000. The Company believes that the cross-complaint is without merit and intends to vigorously defend the action and thus nothing has been accrued as of March 31, 2002.

On July 27, 2001, the Company entered into a Release and Settlement Agreement with Digital Leisure, Inc. Under the Release and Settlement Agreement, the Company agreed to pay Digital Leisure a total of $40,867, plus interest, in regularly scheduled payments. As a result of the Company's failure to comply with the payment schedule, Digital Leisure has subsequently secured a judgment for the total amount owed. On December 18, 2001 the Company entered into another settlement agreement requiring total payment of $7,500 over the period of two months. At December 31, 2001 the Company had an obligation of $6,500 in connection with the settlement. During the three months ending March 31, 2002 the $6,500 was paid.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortious adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of March 31, 2002.

On August 10, 2001, a lawsuit was filed by Kforce.com seeking to collect approximately $43,000 to be owed under a consulting services agreement. During 2001, the Company stipulated a judgment in favor of Kforce.com. As of March 31, 2002 the judgment is fully accrued in the Company's financial statements. In March 2002, the Company entered into a settlement agreement with Kforce.com for $42,315.

In September, 2001 a lawsuit was filed by Technopolis Communications, Inc. in the Superior Court of California, County of Orange, against Innovus Corporation, dba eSynch Corporation, seeking $35,733 for services claimed to have been provided to eSynch. The case is currently in the discover stage and a mandatory settlement conference date has been set. As of March 31, 2002 the Company has accrued $50,000.

In 2002, a shareholder of the Company demanded payment of a $40,000 loan in which he had loaned the Company during the year ended December 31, 2001. As of March 31, 2002 the loan is included in noters payable - related party. The Company is currently in negotiations to settle the loan with the shareholder.

In May 2002, a lawsuit was filed by a former director of the Company demanding repayment of $450,000 that was loaned to the Company. At March 31, 2002 the $450,000 is included in notes payable - related party.

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

PAYROLL AND PAYROLL TAX LIABILITIES - Included in accrued liabilities at March 31, 2002 are $1,534,555 in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At March 31, 2002 the Company has accrued salaries of $351,878, some of these employees have filed labor actions against the Company for payments of these salaries. Additionally, during 2002 and 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At March 31, 2002, amounts due to the plan were $42,011.

OPERATING LEASE - In February 2002, the Company moved to Santa Ana, California where it leases office facilities under a fifteen-month agreement classified as an operating lease. Monthly minimum rental payments on the lease are $3,750. Rent expense during the three months ended March 31, 2002 was $15,654.

NOTE 5-STOCKHOLDERS' DEFICIT

During the three months ended March 31, 2002, the Company issued Common Stock as follows: 2,120,000 shares for compensation in the amount of $85,600 which was charged to stock issued for services expense.

During the three months ended March 31, 2002, holders of Series J Convertible Preferred Stock converted a total of 9 preferred shares valued at $90,000 and received 3,254,876 common shares including accrued dividends in the amount of $17,696. During the period, holders of Series K Convertible Preferred Stock converted a total of 25.2 preferred shares valued at $252,000 and received 9,000,000 common shares including accrued dividends in the amount of $45,000.

During the three months ended March 31, 2002 various officers of the Company contributed their services to the Company. The value of these services was deemed to be $90,250 based upon the officers current wages. The $90,250 was reflected as an increase to additional paid in capital during the three months ended March 31, 2002. The Company does not have an obligation to pay the officers related to these services.

NOTE 6-STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 3,000,000 shares of common stock. In limited cases, the exercise price of options granted under the plan and some individual contracts may be below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years. Options for 10,000 shares expired or were cancelled during the three months ended March 31, 2002. At the end of the period, options for 1,045,000
were outstanding under the 1999 Stock Incentive Plan.   Options for an
additional 5,506,863 common shares are held by employees and others under prior grants. At March 31, 2002, there were 2,496,875 warrants to purchase common stock outstanding that were issued in connection with purchase and financing transactions.

During the three months ended March 31, 2002 the Company granted options to purchase a total of 3,000,000 shares of common stock at an exercise price of $0.025 to a consultant of the Company. The options vest on the grant date and expire in 120 days. The options were valued at $45,900 using the Black-Scholes option pricing model with the following weighted-average assumptions; 4.96% risk-free interest rate, 0% expected dividend yield, 149% volatility and 0.05 years. All amounts were expensed during the three months ended March 31, 2002. Subsequent to March 31, 2002, options to purchase 3,000,000 shares of common stock were exercised resulting in proceeds of $75,000.

NOTE 7-SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2002, the Company converted $90,000 of Series J Preferred stock, $252,000 of Series K Preferred stock. The Company accrued $66,036 of dividends on the preferred stock and converted $62,696 of preferred dividends into shares of common stock. During the three months ended March 31, 2002 officers of the Company contributed services valued $90,250 to the Company.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to March 31, 2002, options to purchase 3,000,000 shares of common stock were exercised resulting in proceeds of $75,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 2001 found in the Company's Form 10-KSB dated April 16, 2002.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at March 31, 2002 in the amount of $4,815,885.

Results of Operations

During the three months ended March 31, 2002, net sales were $100,687 compared to $121,189 for the comparable period of the prior year. The decrease in sales is attributable to the continued refocusing of the Company's business from software product sales to video streaming and production services. The costs of products sold in the three months ended March 31, 2002 were $65,889 compared to $23,965 for the comparable period of the prior year. This increase was due to increased distribution costs related to channel revenue sharing.

Operating losses for the three months ended March 31, 2001 were $536,305 compared to an operating loss of $1,681,161 for the comparable period of the prior year. The improvement in operating results for the first quarter, 2002, reflects management's focus on reducing general and administrative costs as the Company transitions to new markets.

Interest expense was $14,245 during the three months ended March 31, 2002, compared to interest expense of $47,173 for the comparable period of the prior year. There was a reduction in interest cost related to the Series M Convertible Preferred offering completed in January 2001 and interest paid on the Convertible Secured Debenture that no longer exists.

The Company incurred stock based compensation expense of $131,500 during the three months ended March 31, 2002, compared to $373,899 for the comparable period of the prior year.

Liquidity and Capital Resources

At March 31, 2002, the Company had issued checks in excess of cash of $12,531 of cash and had a deficit in working capital (current liabilities in excess of current assets) of $5,321,010.

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

On July 18, 2001, David P. Noyes, the Company's former Chief Financial Officer, filed a claim with the Labor Commissioner, State of California, for wages due under an employment contract seeking $96,572. Mr. Noyes was terminated for cause by the Company in November 2000. This claim was reduced to $13,239 by the Federal Labor Board and left undecided a claim by the Company against Mr. Noyes for an unpaid $20,000 loan plus interest. The Company is filing a counter claim for repayment of the loan.

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

On August 10, 2001, a lawsuit was filed by Kforce.com seeking to collect approximately $43,000 claimed to be owed under a Consulting Services Agreement. The claim was fully accrued in the Company's financial statements as of December 31, 2001. In March 2002 the Company agreed to a settlement of $42,315 with Kforce.com.

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

On July 27, 2001, the Company filed a complaint against eLiberation Corporation, which was subsequently amended January 3, 2002. The Company seeks compensatory damages in the amount of $39,671. On September 28, 2001, eLiberation Corporation filed a cross-complaint against the Company and an officer claiming that the Company and the officer deliberately misrepresented and made false representations to eLiberation Corporation. eLiberation Corporations seeks general and special damages in the amount of not less than $2,500,000. The Company believes that the cross-complaint is without merit and intends to vigorously defend the action and thus nothing has been accrued as of March 31, 2002.

In 2002, a shareholder of the Company demanded payment of a $40,000 loan in which he had loaned the Company during the year ended December 31, 2001. As of March 31, 2002 the loan is included in noters payable - related party. The Company is currently in negotiations to settle the loan with the shareholder.

In May 2002, a lawsuit was filed by a former director of the Company demanding repayment of $450,000 that was loaned to the Company. At March 31, 2002 the $450,000 is included in notes payable - related party.

Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the three months ended March 31, 2002 without registration under the Securities Act of 1933:

1,000,000 shares issued for services.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Date: May 20, 2002
                    eSynch Corporation
                    By: /S/ Thomas Hemingway
                    Thomas Hemingway, Chief Executive Officer
                    (Authorized Officer)
                    By: /S/ Mark Utzinger
                    Mark Utzinger, Vice President - Finance