Form 10QSB
period 2002-06-30
ESYNCH CORP/CA
filed 2002-08-19
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         Commission file number 0-26790

                               eSynch Corporation
                               ------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                      87-0461856
 ------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                           3511 W. Sunflower Ave. # 250
                               Santa Ana, CA 92704
                       ----------------------------------------
                       (Address of principal executive offices)

                                  (714) 258-1900
                 ------------------------------------------------
                  (Issuer's telephone number, including area code)

                 -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     State the number of shares outstanding of each of the issuer's classes of
      common equity, as of the latest practicable date: at August 9, 2002:
                                   66,823,929


    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I Financial Information                                                3

  Item 1. Financial Statements                                              3

    Condensed Consolidated Balance Sheet as of June 30, 2002
     and December 31, 2001 (Unaudited)                                      3

    Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2002 and 2001 (Unaudited)                4

    Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2002 and 2001 (Unaudited)                        5

    Notes to Condensed Consolidated Financial Statements (Unaudited)        6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    11

PART II Other Information                                                  13

  Item 1. Legal Proceedings                                                13

  Item 2. Changes in Securities and Use of Proceeds                        13

  Item 3. Exhibits and Reports on Form 8-K                                 14

     Signatures                                                            15


THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED
IN ACCORDANCE WITH ITEM 310(b) OF REGULATION S-B PROMULGATED BY THE SECURITIES
AND EXCHANGE COMMISSION.


                             ESYNCH CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEET
                                            (UNAUDITED)



                                                   June 30,2002   Dec. 31, 2001
                                                   -----------    -----------

                                      ASSETS
Current Assets
    Cash                                                $6,743   $     4,783
    Accounts receivable, net of $27,534 and $80,504
    allowance for bad debt respectively                 31,758        41,779
   Notes receivable net of allowance for bad debt.       1,036             -
   Prepaid expenses and other current assets                 -             -
                                                   -----------   -----------
        Total Current Assets                            39,537        46,562

Property and equipment, net of accumulated
 depreciation                                          186,087       363,966
Other assets, net of accumulated amortization          158,578       250,602
                                                   -----------   -----------
     Total Assets.                                    $384,202   $   661,130
                                                   ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable1,                                 305,801     1,148,646
    Accounts payable - related party                   100,832        59,359
    Accrued liabilities.                             2,730,008     2,567,858
    Accrued preacquisition liability                    49,108        60,273
    Notes payable - current portion                    148,400        77,150
    Notes payable - related party                      575,000       521,250
    Capital lease obligation, current portion          197,107       197,107
    Preferred dividends payable                        597,586       537,477
                                                   -----------   -----------
        Total Current Liabilities                    5,703,842     5,169,120
                                                   -----------   -----------
Stockholders' Deficit
    Preferred Stock - $0.001 par value; 400,000
     shares authorized
      Redeemable Preferred Stock - Series J, $0.001
       par value; 275 shares authorized; 61.5 and
       73.5 shares issued and outstanding;
       liquidation preference $615,000 and
       $735,000                                        460,000       600,000
      Redeemable Preferred Stock - Series K, $0.001
       par value; 250 shares authorized; 25.5
       and 42.5 shares issued and outstanding;
       liquidation preference $225,000 and
       $425,000                                         48,000       690,000
      Redeemable Preferred Stock - Series L,
       $0.001 par value; 210 shares authorized;
       no shares outstanding     -             -
      Redeemable Preferred Stock - Series M,
       $0.001 par value; 220 shares authorized;
       196.9 and 196.9 shares issued and
       outstanding; liquidation preference
       $1,969,000 and $1,969,000                     2,616,862     2,616,862
    Common stock - $0.001 par value; 250,000,000
     shares authorized; 63,323,929 and 36,914,742
     shares issued and outstanding                      66,324        36,915
    Additional paid-in capital                      44,781,910    43,717,015
    Receivable from shareholder                                       10,000
    Accumulated deficit                            (53,292,736)  (51,768,782)
                                                    -----------   -----------
        Total Stockholders' Deficit                 (5,319,640)   (4,507,990)
                                                    -----------   -----------
    Total Liabilities and Stockholders' Deficit        $384,202   $  661,130
                                                    ===========   ===========

See the accompanying notes to the condensed consolidated financial statements.





                                  ESYNCH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                      For the Three Months       For the Six Months
                                            Ended June 30,            Ended June 30,
                                      ------------------------  ------------------------
                                          2002        2001         2002         2001
                                      -----------  -----------  -----------  -----------
Revenues
    Revenue                           $    42,864  $    74,978  $   143,551  $   203,007
    Cost of products sold                   6,741       41,650       72,630       65,615
                                      -----------  -----------  -----------  -----------
        Gross Profit                       36,123       33,328       70,921      137,392
                                      -----------  -----------  -----------  -----------

Operating and Other Expenses
    General and administrative.           767,969      899,975    1,137,219     1,724635
    Research and development               15,000       82,720       30,111      199,025
    Stock issued for services .           161,550      156,200      247,150      290,890
    Stock based compensation-                          106,359       45,900      480,258
    Interest expense, net                  21,090      114,156       10,131      161,328
                                       -----------  -----------  -----------  -----------
      Total Operating and Other
        Expenses                          965,609    1,773,756    1,470,511    3,693,671
                                       -----------  -----------  -----------  -----------
Net Loss                                ( 929,486)  (1,740,428)  (1,399,590)  (3,556,279)

Extraordinary Gain                            503            -        8,349            -
Preferred Dividend                        (98,129)     (48,286)    (132,713)    (429,612)
                                       -----------  -----------  -----------  -----------
Loss Applicable to Common Shares      $(1,027,112) $(1,788,714) $(1,523,954) $(3,985,891)
                                       ===========  ===========  ===========  ===========

Basic and Diluted Loss per
    Common Share                      $     (0.02)  $    (0.09) $     (0.03) $     (0.25)
                                       ===========  ===========  ===========  ===========
Weighted average number of
 common shares used in per
 share calculations                     57,364,496   19,430,726    52,127,875   15,882,593
                                       ===========  ===========   ===========  ===========







                                   ESYNCH CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                             Ended June 30,
                                                                       -------------------------
                                                                             2002          2001
                                                                       -----------    ----------
Cash Flows from Operating Activities
  Net Loss                                                            $(1,391,242)   $(3,556,279)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                       272,273        251,144
      Amortization of goodwill                                                  -        837,535
      Reversal of allowance for bad debt                                        -       (306,929)
      Write-off of acquired liabilities                                         -       (285,656)
      Stock Issued for services and stock based compensation              293,050        771,148
      Stock issued for interest                                                 -         59,191
      Additional compensation for modification of warrants                      -         20,344
  Changes in operating assets and liabilities:
      Accounts receivable                                                   8,986          3,309
      Other receivables                                                         -         12,962
      Prepaid expenses and other current assets                                 -        (25,987)
      Accounts payable                                                    187,463        298,074
      Accrued liabilities                                                 389,900        251,791
                                                                       -----------    -----------
          Net Cash Used in Operating Assets                              (239,570)    (1,669,353)

Cash Flows From Investing Activities
  Acquisition of property and equipment                                    (2,370)        (6,776)

                                                                       -----------    -----------
          Net Cash Used in Investing Activities                            (2,370)        (6,776)

Cash Flows From Financing Activities
  Stock issued for cash                                                         -      1,385,000
  Proceeds from issuance of Preferred shares, net of costs                108,900        113,644
  Proceeds from the exercise of options and warrants                            -         86,400
  Proceeds from warrants issued in connection with
     Series M Preferred                                                         -         63,356
  Proceeds from shareholder receivable                                     10,000              -
  Proceeds from borrowing                                                 125,000         40,000
  Payments on capital lease                                                     -        (12,271)
                                                                      -----------     ----------
          Net Cash Provided by Financing Activities                       243,900      1,676,129

Net Increase in Cash                                                        1,960              -

Cash at Beginning of Period                                                 4,783              -
                                                                      -----------     ----------
Cash at End of Period                                                 $     6,743     $        -
                                                                      ===========     ==========


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

eSynch designs, develops, markets and supports intelligent digital media solutions and services, including media rights management, audio and video encryption, delivery, tracking and measurement tools, and streaming media services. The Company has developed a suite of software and related components designed for the digital rights management and delivery of live and on-demand audio and video through cable, satellite and the Internet. The Company provides turnkey solutions, offering services necessary to provide secure streaming media including software development and implementation of e-commerce applications, production, encoding, decoding and encryption, client-side metrics, reporting, content management, pay-per-view streaming, hosting and archiving. The Company's software helps businesses deliver high-quality video content to their customers. The Company also develops PC utility products, primarily for the Internet user.

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

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has a $5,664,305 working capital deficit at June 30, 2002, has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at June 30, 2002 in the amount of $53,292,736. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 183,776,071 and 21,859,056 potentially issuable common shares outstanding at June 30, 2002 and 2001, respectively, which were excluded from the calculation of diluted loss per share as they would have decreased the loss per share.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when delivered except for products sold through distributors for which revenue is recognized upon receipt of payment.

NOTE 2 -ACCRUED LIABILITIES

The pre-acquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark. During the three months ended June 30, 2002 the Company wrote off $1,317 of these pre-acquisition liabilities due to the expiration of legal obligations which has been included in general and administrative expenses.

Included in accrued liabilities at June 30, 2002 and December 31, 2001 are $1,225,309 and $891,161, respectively, in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At June 01, 2002 the Company has accrued salaries of $587,670, some of these employees have filed labor actions against the Company for payments of these salaries. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At June 30, 2002, amounts due to the plan were $42,011.

NOTE 3 -NOTES PAYABLE RELATED PARTY

Notes payable - related party includes $450,000 loaned to the Company by a past director during the quarter ended June 30, 2000. This obligation is currently due and payable.

NOTE 4 -COMMITMENTS AND CONTINGENCIES

CAPITAL LEASE - The Company entered into a lease for computer equipment during the year ended December 31, 2000. The lease is for thirty-six months and requires a monthly payment of $7,413. During the year ended December 31, 2001 the Company entered into an additional lease for computer equipment. The lease is for thirty-six months and requires a minimum monthly payment of approximately $1,171. The leases have been treated as capital leases and the related obligations have been included in current liabilities.

LITIGATION - In September, 1999 a lawsuit was filed by C-Group, Inc. in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount of the claim to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $52,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be appealed. As of June, 2001 the Company accrued $133,658.

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

On July 27, 2001, the Company filed a complaint against eLiberation Corporation, which was subsequently amended January 3, 2002. The Company seeks compensatory damages in the amount of $39,671. The company received a settlement agreement consisting of cancellation of the cross complaint and $52,000 in payments to eSynch, the total of which are due by October 15th, 2002.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of December 31, 2001.

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

On April 8, 2002 Adams Business Media filed a request for entry of default for $11,000 for advertising services. The request was not contested. This amount has been included in the account payable liability account.

On April 17, 2002 a request for Entry of Default was filed by Information Leasing Corporation for $179,364. The request was not contested. This amount was fully accrued in Capital Lease Obligations - Current Portion as of March 31, 2002.

On May 21, 2002 Internap filed a request for entry of default with no specified amount. The request was not contested. As of June 30, 2002 the Company carried a balance of $17,798 for this vendor in accounts payable.

On May 31, 2002 Reuters Newsmedia filed a request for entry of default with no specified amount. The Company believes the summons was not properly served and the request is therefore invalid. As of June 30, 2002 the Company carried a balance of $70,000 for this vendor in accounts payable.

PAYROLL AND PAYROLL TAX LIABILITIES - Included in accrued liabilities at June 30, 2002 and December 31, 2001 are $1,225,309 and $891,161, respectively, in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At June 01, 2002 the Company has accrued salaries of $587,670, some of these employees have filed labor actions against the Company for payments of these salaries. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At June 30, 2002, amounts due to the plan were $42,011.


NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 2002, the Company issued Common Stock as follows: 5,310,000 shares for services in the amount of $161,550 which was charged to stock issued for services expense. Also, 5,000,000 shares were issued as stock for compensation valued at $137,500 and charged against accrued liabilities.

During the three months ended June 30, 2002, holders of Series J Convertible Preferred Stock converted a total of 5 preferred shares valued at $50,000 and received 1,724,311 common shares including accrued dividends in the amount of $9,908. No other conversions were made during the three month period.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS

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

During the three months ended June 30, 2002, options to purchase 3,390,000 shares of common stock were exercised for $33,900 by non-employees.

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

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended June 30, 2002, the Company converted $50,000 of Series J Preferred stock, for a net issuance of 1,724,311 shares of common stock, including interest shares. The Company accrued $56,769 of dividends on the preferred stock and converted $9,908 of dividend into shares of common stock.

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

NOTE 8 -SUBSEQUENT EVENTS

ITEM 1 - ACQUISITION

As reflected in the 8-K filed July 13, 2002, Pursuant to an Escrow Agreement and Irrevocable Proxy (the "Agreement") effective as of July 31, 2002, between eSynch and NACIO SYSTEMS, INC., a California corporation ("Nacio"), eSynch purchased from Nacio all of the issued and outstanding shares of common stock of Nacio. Nacio is California based and provides high-reliability hosting, commercial-grade Internet connectivity and outsourcing solutions and support services for businesses that rely on the Internet for daily operations. On March 12, 2002, Nacio filed for voluntary Chapter 11 bankruptcy in the United State Bankruptcy Court, Northern District of California, Santa Rosa Division (the "Court"), Chapter 11 Case No. 02-10596. The transaction will be consummated upon completion of Nacio's plan of reorganization. eSynch intends to continue in this line of business. eSynch will acquire one hundred percent (100%) ownership interest in Nacio in exchange for 30,000,000 shares of eSynch's common stock.

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at June 30, 2002 in the amount of $5,319,640.

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2002, sales were $42,864 and $143,551 compared to $74,978 and $203,007 for the comparable periods of the prior year. The decrease in sales is attributable to the continued refocusing of the Company's business from software product sales to digital rights management, video streaming and production services. The cost of products sold in the three and six months ended June 30, 2002 were $6,741 and $72,630 compared to $41,650 and $65,615 for the comparable periods of the prior year.

Operating losses for the three and six months ended June 30, 2002 were $929,486 and $1,399,590 compared to an operating losses of $1,740,428 and $3,556,279 for the comparable periods of the prior year. The operating results for the reported periods reflect management's continued efforts to maximize potential and contain costs while it repositions the Company for revenue growth.

The Company incurred net interest expense of $21,090 and $10,131 during the three and six months ended June 30, 2002 compared to $114,156 and $161,328 for the comparable periods of the prior year.

During the three and six months ended June 30, 2002, the Company spent $15,000 and $30,111 on research and development related to digital rights management technology and other product initiatives launched and under development in the periods reported. The Company spent $82,720 and $199,025 in the comparable periods of the prior year.

The Company incurred stock issued for services expense of $161,550 and $247,150 during the three and six months ended June 30, 2002 compared to $156,200 and $290,890 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $0 and $45,900 during the three and six months ended June 30, 2002 compared to $106,359 and $480,258 for the comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash of $6,744 of cash and had a deficit in working capital (current liabilities in excess of current assets) of $5,664,305.

The Company has been relying upon sale of common stock, the issuance of the preferred stock, convertible debentures and short term notes to fund continuing operations. During the 3 months ended June 30, 2002, the Company issued 3,390,000 common shares upon the exercise of stock options with net proceeds to the Company of $33,900.
The Company estimates that during the quarter it was using approximately $135,000 more cash each month than was generated by operations.

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

                            PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

 - In September, 1999 a lawsuit was filed by C-Group, Inc. in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount of the claim to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $52,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be appealed. As of June, 2001 the Company accrued $133,658.

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

On July 27, 2001, the Company filed a complaint against eLiberation Corporation, which was subsequently amended January 3, 2002. The Company seeks compensatory damages in the amount of $39,671. The company received a settlement agreement consisting of cancellation of the cross complaint and $52,000 in payments to eSynch, the total of which are due by October 15th, 2002.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of December 31, 2001.

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

On April 8, 2002 Adams Business Media filed a request for entry of default for $11,000 for advertising services. The request was not contested. This amount has been included in the account payable liability account.

On April 17, 2002 a request for Entry of Default was filed by Information Leasing Corporation for $179,364. The request was not contested. This amount was fully accrued in Capital Lease Obligations - Current Portion as of March 31, 2002.

On May 21, 2002 Internap filed a request for entry of default with no specified amount. The request was not contested. As of June 30, 2002 the Company carried a balance of $17,798 for this vendor in accounts payable.

On May 31, 2002 Reuters Newsmedia filed a request for entry of default with no specified amount. The Company believes the summons was not properly served and the request is therefore invalid. As of June 30, 2002 the Company carried a balance of $70,000 for this vendor in accounts payable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

(a) The following securities were issued by the Company during the three months ended June 30, 2001 without registration under the Securities Act of 1933:

(i) 1,920,000 shares of Common Stock for services.
(ii) 3,390,000 shares of Common Stock upon the exercise of stock options.

The cash proceeds from these issuances were used for general corporate purposes.

The Company believes the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

(b) The following registration statement was filed by the Company during the three months ended June 30, 2001.

(i) On May 24, 2002 the Company filed the Registration Statement on Form S-8.

(c) The following securities were issued by the Company during the three months ended March 31, 2002 without registration under the Securities Act of 1933:
1,000,000 shares issued for services.

ITEM 3 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.