Form 10QSB/A
period 2002-06-30
ESYNCH CORP/CA
filed 2002-08-26
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO.1

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


    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I  Financial Information1

  Item 1.  Financial Statements                                                1

    Independent Accountants' Review Report                                     2

    Condensed Consolidated Balance Sheets as of June 30, 2002
     and December 31, 2001 (Unaudited)                                         3

    Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2002 and 2001 (Unaudited)                   5

    Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2002 and 2001 (Unaudited)                           6

    Notes to Condensed Consolidated Financial Statements (Unaudited)           7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.                                      12

PART II  Other Information                                                    13

  Item 1.  Legal Proceedings                                                  13

  Item 2.  Changes in Securities and Use of Proceeds                          14

  Item 3.  Exhibits and Reports                                               14

     Signatures                                                               15

PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The condensed consolidated financial statements included in our original Form 10-QSB were not reviewed by independent certified public accountants. However, since the date of that report, Hansen, Barnett & Maxwell have reviewed our interim financial statements. Accordingly, we have amended our Form 10-QSB to reflect changes to our condensed consolidated financial statements as of June 30, 2002 and for the three and six month period ended June 30, 2002 and 2001. There were no material changes to our condensed consolidated financial statements. The following is the report of Hansen, Barnett & Maxwell on our condensed consolidated financial statements.

HANSEN, BARNETT & MAXWELL
A Professional Corporation                                 (801) 532-2200
CERTIFIED PUBLIC ACCOUNTANTS                           Fax (801) 532-7944
5 Triad Center, Suite 750
MEMBER OF AICPA SEC PRACTICE SECTION                    55 North 300 West
MEMBER OF BAKER TILLY INTERNATIONAL             Salt Lake City, Utah 84180-1128

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and the Shareholders eSynch Corporation

We have reviewed the accompanying condensed consolidated balance sheet of eSynch Corporation and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operations for the three-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of operations and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, certain conditions exist that raise substantial doubt regarding the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and our report dated April 12, 2002 included an explanatory paragraph describing an uncertainty about the Company's ability to continue as a going concern for a reasonable period of time. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
August 22, 2002



                       ESYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                       June 30,    December 31,
                                                         2002          2001
                                                      -----------   -----------

                                      ASSETS
Current Assets
    Cash                                              $   6,743     $   4,783
    Accounts receivable, net of $31,500
     allowance for bad debt                              32,794        41,779
                                                      -----------   -----------
        Total Current Assets                             39,537        46,562

Property and equipment, net of accumulated
 Depreciation                                           186,087       363,966
Other assets, net of accumulated amortization           158,578       250,602
                                                     -----------   -----------
     Total Assets                                     $ 384,202     $ 661,130
                                                     ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                                  1,305,801     1,148,646
    Accounts payable - related party                    100,832        59,359
    Accrued liabilities .                             2,730,008     2,567,858
    Accrued pre-acquisition liability                    49,108        60,273
    Notes payable - current portion                     148,400        77,150
    Notes payable - related party                       575,000       521,250
    Capital lease obligation, current portion           197,107       197,107
    Preferred dividends payable                         597,586       537,477
                                                     -----------   -----------
        Total Current Liabilities                     5,703,842     5,169,120
                                                     -----------   -----------
Stockholders' Deficit
    Preferred Stock - $0.001 par value; 400,000
     shares authorized
      Redeemable Preferred Stock - Series J, $0.001
       par value; 275 shares authorized; 62.5 and
       73.5 shares issued and outstanding;
       liquidation preference $615,000 and
       $735,000                                         460,000       600,000
      Redeemable Preferred Stock - Series K, $0.001
       par value; 250 shares authorized; 25.5
       and 42.5 shares issued and outstanding;
       liquidation preference $255,000 and
       $425,000                                          48,000       390,000
      Redeemable Preferred Stock - Series L,
       $0.001 par value; 210 shares authorized;
       no shares outstanding     -             -
      Redeemable Preferred Stock - Series M,
       $0.001 par value; 220 shares authorized;
       196.9 and 196.9 shares issued and
       outstanding; liquidation preference
       $1,969,000 and $1,969,000                      2,616,862     2,616,862
    Common stock - $0.001 par value; 250,000,000
     shares authorized; 66,323,929 and 36,914,742
     shares issued and outstanding                       66,324        36,915
    Additional paid-in capital                       44,781,910    43,717,015
    Receivable from shareholder                              -       (10,000)
    Accumulated deficit (53,292,736)  (51,768,782)
                                                     -----------  -----------
        Total Stockholders' Deficit                 (5,319,640)   (4,507,990)
                                                     -----------   -----------
    Total Liabilities and Stockholders' Deficit $       384,202   $   661,130
                                                     ===========   ===========


See the accompanying notes to the condensed consolidated financial statements.


                         ESYNCH CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                               For the Three Months       For the Six Months
                                                  Ended June 30,            Ended June 30,
                                              ------------------------  ------------------------
                                                  2002        2001         2002         2001
                                              -----------  -----------  -----------  -----------
Revenues
    Revenue                                    $   42,864   $  74,977   $  143,551   $  203,007
    Cost of products sold                           6,741      41,650       72,630       65,615
                                               -----------  -----------  -----------  -----------
        Gross Profit                               36,123       33,327      70,921      137,392
                                               -----------  -----------  -----------  -----------

Operating and Other Expenses
    General and administrative.                   704,669    1,034,665    1,137,219    1,724,635
    Research and development                       15,000       82,720       30,111      199,025
    Stock issued for services.                     57,600      156,200      143,200      290,890
    Stock based compensation                      103,950      106,359      149,850      480,258
    Amortization of goodwill-                                  414,346            -      837,535
    Interest expense, net                           9,840      114,156       10,131      161,328
                                                -----------  -----------  -----------  -----------
      Total Operating and Other
        Expenses                                  891,059    1,908,445    1,470,511    3,693,671
                                                -----------  -----------  -----------  -----------
Loss Before Extraordinary Gain.                  (854,936)  (1,875,118)  (1,399,590)  (3,556,279)

Extraordinary Gain from Debt
 Forgiveness, Net of $0 Tax.                             -            -        8,349            -
                                                -----------  -----------  -----------  -----------
Net Loss                                         (854,936)  (1,875,118)  (1,391,241)  (3,556,279)

Preferred Dividend                                (66,677)     (48,286)    (132,713)    (429,612)
                                                -----------  -----------  -----------  -----------
Loss Applicable to Common
 Shareholders                                    $(921,613) $(1,923,404) $(1,523,954) $(3,985,891)
                                                ===========  ===========  ===========  ===========
Basic and Diluted Extraordinary
 Gain Per Common Share                           $   -      $     -      $     -      $     -
                                                ===========  ===========  ===========  ===========
Basic and Diluted Loss per
    Common Share                                 $  (0.02)  $    (0.10)  $     (0.03) $     (0.25)
                                                ===========  ===========  ===========  ===========
Weighted Average Number of
 Common Shares Used in Per
 Share Calculations                              57,539,054   19,430,726   52,244,567   15,882,593
                                                ===========  ===========  ===========  ===========


See the accompanying notes to the condensed consolidated financial statements.



                                  ESYNCH CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                         Ended June 30,
                                                                      -------------------------
                                                                          2002          2001
                                                                      -----------    ----------
Cash Flows from Operating Activities
  Net Loss                                                           $(1,391,241)   $(3,556,279)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                       272,273       251,144
      Amortization of goodwill                                               -          837,535
      Reversal of allowance for bad debt                                     -         (306,929)
      Write-off of acquired liabilities                                      -         (285,656)
      Stock issued for services and stock based compensation              293,050        771,148
      Stock issued for interest                                              -           59,191
      Additional compensation for modification of warrants                   -           20,344
  Changes in operating assets and liabilities:
      Accounts receivable                                                  8,986          3,309
      Other receivables                                                      -           12,962
      Prepaid expenses and other current assets                              -          (25,987)
      Accounts payable                                                   187,462        298,074
      Accrued liabilities                                                389,900        251,791
                                                                      -----------    -----------
          Net Cash Used in Operating Assets                             (239,570)    (1,669,353)

Cash Flows From Investing Activities
  Acquisition of property and equipment                                   (2,370)        (6,776)
                                                                      -----------    -----------
          Net Cash Used in Investing Activities                                     (2,370)        (6,776)

Cash Flows From Financing Activities
  Stock issued for cash                                                      -        1,385,000
  Proceeds from issuance of Preferred shares, net of costs                   -          113,644
  Proceeds from the exercise of options and warrants                      108,900        86,400
  Proceeds from warrants issued in connection with
     Series M Preferred                                                      -           63,356
  Proceeds from shareholder receivable                                     10,000           -
  Proceeds from borrowing                                                 125,000        40,000
  Payments on capital lease                                                  -          (12,271)
                                                                      -----------     ----------
          Net Cash Provided by Financing Activities                       243,900      1,676,129

Net Increase in Cash                                                        1,960           -

Cash at Beginning of Period                                                 4,783           -
                                                                      -----------     ----------
Cash at End of Period                                                 $     6,743     $     -
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

CONCENTRATION OF RISK AND MAJOR CUSTOMERS - The Company operates exclusively in the software industry, accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. Sales to any major customer during 2002 and 2001 were not significant.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, accounts payable, notes payable, and liabilities relating to assets to be sold are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 133,245,422 and 21,859,056 potentially issuable common shares outstanding at June 30, 2002 and 2001, respectively, which were excluded from the calculation of diluted loss per share as they would have decreased the loss per share.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when delivered except for products sold through distributors for which revenue is recognized upon receipt of payment.

RECENTLY ENACTED ACCOUNTING STANDARDS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Effective January 1, 2002, the Company adopted the requirements of SFAS No. 142. However, at December 31, 2001 the Company evaluated its goodwill and recognized impairment for the remaining carrying value of goodwill. Accordingly, the adoption of SFAS No. 142 had no effect on the Company. Intangible assets other than goodwill consist primarily of software and related technology and continue to be amortized over their estimated useful lives. The Company has assessed the software and related technology and has determined that no indications of impairment exist.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will be required to apply the provisions of this standard to transactions occurring after December 31, 2002. The adoption of this standard in 2003 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

RECLASSIFICATIONS - Certain reclassifications have been made in the prior-period condensed consolidated financial statements to conform with the current period presentation.

NOTE 2 -ACCRUED LIABILITIES

The pre-acquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark. During the six months ended June 30, 2002 the Company wrote off $11,165 of these pre-acquisition liabilities due to the expiration of legal obligations which has been included in general and administrative expenses.

Included in accrued liabilities at June 30, 2002 and December 31, 2001 are $1,225,309 and $891,161, respectively, in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At June 30, 2002 the Company has accrued salaries of $587,670, some of these employees have filed labor actions against the Company for payments of these salaries. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At June 30, 2002, amounts due to the plan were $42,011.

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

LITIGATION - In September, 1999 a lawsuit was filed by C-Group, Inc. in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October, 1999, the plaintiff amended the complaint and reduced the amount of the claim to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $52,332 related to a claim against Softkat. The Company was not properly notified and the judgment will be appealed. However, as of June, 2001 the Company accrued $133,658.

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

On July 26, 2001, Bixby Land Company, the Company's landlord, filed an unlawful detainer action to recover delinquent rent and penalties in the amount of approximately $125,000. On November 1st, 2001 the Company relocated its corporate offices to 29 Hubble Irvine, CA 92618. In October a settlement agreement with Bixby Land Company was reached regarding a settlement of the Company's liability of $808,134 with respect to a lease obligation for the Tustin facility. The settlement agreement provided that the Company would be release from all future payments under the terms of the lease if the Company made payments totaling $100,000 and transferred the Company's existing $60,010 security deposit to the landlord. The Company did not make the required payments under the settlement agreement. In October 2001, Bixby received a judgment against the Company for $136,058. As of June 30, 2002, the Company accrued the $136,058 and expensed the security deposit. Additionally in conjunction with this event the Company has written off the total net asset value of its leasehold improvements of $51,174.

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

On August 10, 2001, a lawsuit was filed by Kforce.com seeking to collect approximately $43,000 to be owed under a consulting services agreement. During 2001, the Company stipulated a judgment in favor of Kforce.com. The judgment is fully accrued in the Company's financial statements as of June 30, 2002.

In September, 2001 a lawsuit was filed by Technopolis Communications, Inc. in the Superior Court of California, County of Orange, against Innovus Corporation, dba eSynch Corporation, seeking $35,733 for services claimed to have been provided to eSynch. The case is currently in the discover stage and a mandatory settlement conference date has been set. As of June 30, 2002 the Company has accrued $50,000.

On April 8, 2002 Adams Business Media filed a request for entry of default for $11,000 for advertising services. The request was not contested. This amount has been included in the account payable liability account.

On April 17, 2002 a request for Entry of Default was filed by Information Leasing Corporation for $179,364. The request was not contested. This amount was fully accrued in Capital Lease Obligations - Current Portion as of June 30, 2002.

On May 21, 2002 Internap filed a request for entry of default with no specified amount. The request was not contested. As of June 30, 2002 the Company carried a balance of $17,798 for this vendor in accounts payable.

On May 31, 2002 Reuters Newsmedia filed a request for entry of default with no specified amount. The Company believes the summons was not properly served and the request is therefore invalid, However, as of June 30, 2002 the Company carried a balance of $70,000 for this vendor in accounts payable.

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


NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2002, the Company issued Common Stock as follows: 4,040,000 shares for services in the amount of $143,200 which was charged to stock issued for services expense. Also, 5,000,000 shares were issued for accrued compensation valued at $137,500.

During the six months ended June 30, 2002, holders of Series J Convertible Preferred Stock converted a total of 14 preferred shares valued at $140,000 and received 4,979,187 common shares including accrued dividends in the amount of $27,604. During the period, holders of Series K Convertible Preferred Stock converted a total of 25.2 preferred shares valued at $252,000 and received 9,000,000 common shares including accrued dividends in the amount of $45,000.

During the six months ended June 30, 2002 various officers of the Company contributed their services to the Company. The value of these services was deemed to be $90,250 based upon the officers' current wages. The $90,250 was reflected as an increase to additional paid in capital during the three months ended June 30, 2002. The Company does not have an obligation to pay the officers related to these services.

NOTE 6 - STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 3,000,000 shares of common stock. In limited cases, the exercise price of options granted under the plan and some individual contracts might be below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years.

During the six months ended June 30, 2002, options to purchase 6,390,000 shares of common stock were exercised for $108,900 by non-employees.

During the six months ended June 30, 2002 the Company granted options to purchase a total of 3,000,000 shares of common stock at exercise prices ranging from $0.01 t0 $0.025 to consultants of the Company. The options vest on the grant date and expire in 120 days. The options were valued at $148,850 using the Black-Scholes option-pricing model with the following weighted-average assumptions; 3.25% risk-free interest rate, 0% expected dividend yield, 147% volatility and 0.33 years. All amounts were expensed during the six months ended June 30, 2002

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2002, the Company converted $140,000 of Series J Preferred Stock, for a net issuance of 4,979,187 shares of common stock, including interest shares. The Company accrued $23,940 of dividends on the preferred stock and converted $27,604 of dividend into shares of common stock. The Company also converted $252,000 of Series K Preferred Stock for a net issuance of 9,000,000 shares of common stock, including interest shares. The Company accrued $11,132 of dividends on the preferred stock and converted $62,696 of preferred dividends into shares of common stock. During the six months ended June 30, 2002, the Company accrued $97,641 in dividends on its Series M Preferred Stock.

During the six months ended June 30, 2002 officers of the Company contributed services valued $90,250 to the Company. Also during the six months ended June 30, 2002, the Company issued 5,000,000 shares for accrued compensation valued at $137,500.

NOTE 8 -SUBSEQUENT EVENTS

ACQUISITION

As reflected in the 8-K filed July 31, 2002, Pursuant to an Escrow Agreement and Irrevocable Proxy (the "Agreement") effective as of July 31, 2002, between eSynch and NACIO SYSTEMS, INC., a California corporation ("Nacio"), eSynch purchased from Nacio all of the issued and outstanding shares of common stock of Nacio. Nacio is California based and provides high-reliability hosting, commercial-grade Internet connectivity and outsourcing solutions and support services for businesses that rely on the Internet for daily operations. On March 12, 2002, Nacio filed for voluntary Chapter 11 bankruptcy in the United State Bankruptcy Court, Northern District of California, Santa Rosa Division (the "Court"), Chapter 11 Case No. 02-10596. The transaction will be consummated upon completion of Nacio's plan of reorganization. eSynch intends to continue in this line of business. eSynch will acquire one hundred percent (100%) ownership interest in Nacio in exchange for 30,000,000 shares of eSynch's common stock.

ISSUANCE OF COMMON STOCK

In August 2002, the Company issued 500,000 shares for services rendered; these shares were valued at $15,000 or $0.03 per share, which was the market value of the shares on the date of issuance.

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

Operating losses for the three and six months ended June 30, 2002 were $854,433 and $1,391,241 compared to an operating losses of $1,740,428 and $3,556,279 for the comparable periods of the prior year. The operating results for the reported periods reflect management's continued efforts to maximize potential and contain costs while it repositions the Company for revenue growth.

The Company incurred net interest expense of $9,840 and $10,131 during the three and six months ended June 30, 2002 compared to $114,156 and $161,328 for the comparable periods of the prior year.

During the three and six months ended June 30, 2002, the Company spent $15,000 and $30,111 on research and development related to digital rights management technology and other product initiatives launched and under development in the periods reported. The Company spent $82,720 and $199,025 in the comparable periods of the prior year.

The Company incurred stock issued for services expense of $57,600 and $143,200 during the three and six months ended June 30, 2002 compared to $156,200 and $290,890 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $103,950 and $149,850 during the three and six months ended June 30, 2002 compared to $106,359 and $480,258 for the comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash of $6,743 of cash and had a deficit in working capital (current liabilities in excess of current assets) of $5,664,305.

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

Exhibit No. 1
---------------

(b) Reports on Form 8-K

After the period covered by this report the Company filed the following report on Form 8-K:

On July 31, 2002 the Company filed on Form 8-K reporting that Pursuant to an Escrow Agreement and Irrevocable Proxy (the "Agreement") effective as of June 24, 2002, between the Registrant and NACIO SYSTEMS, INC., a California corporation ("Nacio"), the Registrant purchased from Nacio all of the issued and outstanding shares of common stock of Nacio. Nacio is California based and provides high-reliability hosting, commercial-grade Internet connectivity and outsourcing solutions and support services for businesses that rely on the Internet for daily operations. On March 12, 2002, Nacio filed for voluntary Chapter 11 bankruptcy in the United State Bankruptcy Court, Northern District of California, Santa Rosa Division (the "Court"), Chapter 11 Case No. 02-10596. The transaction will be consummated upon completion of Nacio's plan of reorganization. The Registrant intends to continue in this line of business. The Registrant will acquire one hundred percent (100%) ownership interest in Nacio in exchange for 30,000,000 shares of the Registrant's common stock.

Exhibit No. 2
---------------

(c)     Certification

                                    EXHIBIT 2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly report of eSynch Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Tom Hemingway and Mark Utzinger, Chief Executive Officer and Vice President, Finance respectively, of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Thomas Hemingway
--------------------------------------
    Thomas Hemingway, Chief Executive Officer
     (Authorized Officer)
Date:  August 19, 2002


/s/ Mark Utzinger
--------------------------------------
    Mark Utzinger, Vice President - Finance
Date:  August 19, 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2002

eSynch Corporation



By:  /S/ Thomas Hemingway
     --------------------------------------
     Thomas Hemingway, Chief Executive Officer
     (Authorized Officer)

By:  /S/ Mark Utzinger
     --------------------------------------
     Mark Utzinger, Vice President - Finance