Form 10QSB
period 2002-09-30
ESYNCH CORP/CA
filed 2002-11-19
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         COMMISSION FILE NUMBER 0-26790

                               ESYNCH CORPORATION
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                   87-0461856
     -------------------------------                  -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                              One Technology Drive
                                   Building H
                                Irvine, CA 92618
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (714) 258-1900
                ------------------------------------------------
                (Issuer's telephone number, including area code)


                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                State the number of shares outstanding of each of
                the issuer's classes of common equity, as of the
                  latest practicable date: at October 18, 2002:
                                   101,153,468

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
PART I  Financial Information .................................................    2

  Item 1. Financial Statements ................................................    2

    Condensed Consolidated Balance Sheets as of September 30, 2002 and
     December 31, 2001 (Unaudited) ............................................    2

    Condensed Consolidated Statements of Operations for the Three and Nine
     Months Ended September 30, 2002 and 2001 (Unaudited)......................    3

    Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 2002 and 2001 (Unaudited).............................    4

    Notes to Condensed Consolidated Financial Statements (Unaudited) ..........    5

   Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations .......................................    9

   Item 3.  Controls and Procedures............................................    10

PART II Other Information .....................................................    11

   Item 1. Legal Proceedings ..................................................    11

   Item 2. Changes in Securities and Use of Proceeds ..........................    12

   Item 6.  Exhibits and Reports on 8-K........................................    12

   Signatures .................................................................    13

   Certification ..............................................................    14

PART I.  FINANCIAL INFORMATION

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH ITEM 310(b) OF REGULATION S-B PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION.

         ITEM 1.  FINANCIAL STATEMENTS.

                                    ESYNCH CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)

                                                                           September 30,      December 31,
                                                                                2002               2001
                                                                            ------------      ------------
                                      ASSETS
Current Assets
    Cash ..............................................................     $      1,804      $      4,783
    Accounts receivable, net of
    allowance for bad debt, respectively ..............................           19,863            41,779
                                                                            ------------      ------------
        Total Current Assets ..........................................           21,667            46,562

Property and equipment, net of accumulated
 depreciation .........................................................          135,784           363,966
Other assets, net of accumulated amortization .........................          153,269           250,602
                                                                            ------------      ------------
     Total Assets .....................................................     $    310,720      $    661,130
                                                                            ============      ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable ..................................................          909,555         1,148,646
    Accounts payable - related party ..................................                             59,359
    Accrued liabilities ...............................................        2,487,713         2,567,858
    Accrued preacquisition liability ..................................           49,108            60,273
    Notes payable - current portion ...................................          148,400            77,150
    Notes payable - related party .....................................          575,000           521,250
    Capital lease obligation, current portion .........................          197,107           197,107
    Preferred dividends payable .......................................          109,049           537,477
                                                                            ------------      ------------
        Total Current Liabilities .....................................        4,475,932         5,169,120
                                                                            ------------      ------------
Stockholders' Deficit
    Preferred Stock - $0.001 par value; 400,000
     shares authorized
      Redeemable Preferred Stock - Series J, $0.001 par value;
       275 shares authorized; 58.2 and 73.5 shares issued and
       outstanding, respectively; liquidation preference
       $582,000 and $735,000 ..........................................          427,000           600,000
      Redeemable Preferred Stock - Series K, $0.001
       par value; 250 shares authorized; 18.3
       and 42.5 shares issued and outstanding,
       respectively; liquidation preference
       $183,000 and $425,000 ..........................................           58,000           300,000
      Redeemable Preferred Stock - Series L,
       $0.001 par value; 210 shares authorized;
       no shares outstanding ..........................................             --                --
      Redeemable Preferred Stock - Series M, $0.001 par value;
       220 shares authorized; 196.9 and 169.9 shares issued
       and outstanding, respectively; liquidation preference $1,969,000        2,616,862         2,616,862
    Common stock - $0.001 par value; 250,000,000
     shares authorized, 26,764,747 and 36,914,587
     shares issued and outstanding, respectively ......................          101,225            36,915
    Additional paid-in capital ........................................       46,279,269        43,717,015
    Accumulated deficit ...............................................      (53,647,568)
                                                                            ------------      ------------
        Total Stockholders' Deficit ...................................       (4,165,212)       (4,507,990)
                                                                            ------------      ------------
    Total Liabilities and Stockholders' Deficit .......................     $    310,720      $    661,130
                                                                            ============      ============

               See the accompanying notes to the condensed consolidated financial statements.

                                  ESYNCH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                          For the Three Months                For the Nine Months
                                           Ended September 30,                Ended September 30,
                                    ------------------------------      ------------------------------
                                        2002              2001              2002              2001
                                    ------------      ------------      ------------      ------------
Revenues
    Revenue ...................     $     75,307      $     81,710      $    218,857      $    284,718
    Cost of products sold .....           36,126            27,012           108,756            92,627
                                    ------------      ------------      ------------      ------------
        Gross Profit ..........           39,181            54,698           110,101           192,091
                                    ------------      ------------      ------------      ------------

Operating and Other Expenses
    General and administrative           311,985           936,478         1,449,203         2,946,769
    Research and development ..             --              58,750            30,111           257,775
    Stock issued for services .          174,000            49,038           317,200           339,928
    Stock based compensation ..          750,000             5,709           899,850           485,967
    Interest expense, net .....             --              34,280            10,131           195,609
    Change in estimate of
      accrued liabilities .....         (648,643)             --            (648,643)             --
    Other income - gain from
      forgiveness of debt .....         (209,641)             --            (217,990)             --
                                    ------------      ------------      ------------      ------------
      Total Operating and Other
        Expenses ..............         (377,701)        1,486,317        (1,839,862)        5,465,645
                                    ------------      ------------      ------------      ------------
Operating Profit/(Loss) .......         (338,520)       (1,431,619)       (1,729,761)       (5,273,554)

Other Income and Expense ......             --              11,375              --             297,031
                                    ------------      ------------      ------------      ------------
Net Loss ......................         (338,520)       (1,420,244)       (1,729,761)       (4,976,523)

Preferred Dividends ...........           16,313            60,284           149,026           489,896
                                    ------------      ------------      ------------      ------------
Profit/(Loss) Applicable
  to Common Shares ............     $   (354,833)     $ (1,480,528)     $ (1,878,787)     $ (5,466,419)
                                    ============      ============      ============      ============

Basic and Diluted Loss per
    Common Share ..............     $       0.00      $      (0.06)     $      (0.03)     $      (0.24)
                                    ============      ============      ============      ============
Weighted-average number of
 common shares used in per
 share calculations ...........       80,149,632        26,119,179        61,546,255        21,175,515
                                    ============      ============      ============      ============


               See the accompanying notes to the condensed consolidated financial statements.

                                ESYNCH CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                     ----------------------------
                                                                         2002             2001
                                                                     -----------      -----------
Cash Flows from Operating Activities
  Net loss .....................................................     $(1,729,761)     $(4,976,523)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization ............................         327,885          398,217
      Amortization of goodwill .................................            --          1,239,597
      Reversal of allowance for bad debt .......................            --           (306,929)
      Impairment of property and equipment .....................            --             51,174
      Change in estimate on accrued liabilities and gain
        on forgiveness of debt .................................        (866,633)        (420,356)
      Stock issued for services and stock based compensation ...       1,217,050          825,895
      Stock issued for interest payment ........................            --             71,191
      Additional compensation for modification of warrants .....            --             20,344
  Changes in operating assets and liabilities:
      Accounts receivable ......................................          21,917          (11,023)
      Other receivables ........................................            --            262,962
      Prepaid expenses and other current assets ................            --            (19,850)
      Accounts payable .........................................         384,009          453,515
      Accrued liabilities ......................................         401,024          682,646
                                                                     -----------      -----------
          Net Cash Used in Operating Assets ....................        (244,509)      (1,729,140)

Cash Flows From Investing Activities
  Note to affiliate ............................................            --               --
  Acquisition of property and equipment ........................          (2,370)          (8,006)
  Note receivable ..............................................            --               --
  Other Assets .................................................            --               --
                                                                     -----------      -----------
          Net Cash Used in Investing Activities ................          (2,370)          (8,006)

Cash Flows From Financing Activities
  Stock issued for cash ........................................            --          1,413,000
  Proceeds from issuance of Preferred shares, net of costs .....            --            113,644
  Proceeds from the exercise of options and warrants ...........         108,900           86,400
  Proceeds from warrants issued in connection with Preferred ...            --             63,356
  Proceeds from borrowing ......................................         125,000           80,000
  Receivable from shareholder ..................................          10,000             --
  Payments on capital lease ....................................            --            (19,254)
                                                                     -----------      -----------
          Net Cash Provided by Financing Activities ............         243,900        1,737,146
                                                                     -----------      -----------
Net Decrease in Cash ...........................................          (2,979)            --

Cash at Beginning of Period ....................................           4,783             --
                                                                     -----------      -----------
Cash at End of Period ..........................................     $     1,804      $      --
                                                                     ===========      ===========

                       ESYNCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND NATURE OF OPERATIONS -

The primary activities of eSynch Corporation ("eSynch" or the "Company") have consisted of developing and marketing media rights management solutions, video-on-demand services, raising capital, and acquiring businesses, in the past. In January 2002, the Company began adding potential digital telecom services and assets to their primary activities.

July 26, 2002 eSynch acquired irrevocable voting rights of NACIO Systems. eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of NACIO Systems, subject to a successful completion of the plan of reorganization. NACIO Systems is one of the early leaders in the managed hosting and managed services market. Founded in 1994 as MasterLink USA, NACIO operated for six years with a profitable business model providing dedicated Internet access, private network connectivity and collocation services as a business-only Internet Service Provider (ISP). The name was changed to NACIO Systems in May 2000 in order to better reflect new product and service offerings. In addition to ongoing connectivity and collocation services, NACIO offers a full range of managed services from a state-of-the-art Netsource Center facility in Novato, California. Currently, NACIO serves more than 350 business customers, primarily in Northern California, with a growing national presence. NACIO's mission is to be the premiere provider of Netsourcing (network outsourcing) solutions to enterprises both large and small. The combined Companies, offer a full suite of managed services including dedicated managed servers, managed security, managed storage and backup, disaster recovery, server load balancing, network infrastructure management and application hosting. The Company is committed to creating and maintaining long-term relationships with customers, strategic partners, vendors, and agents.

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

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has a $4,454,268 working capital deficit at September 30, 2002, has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at September 30, 2002 in the amount of $53,647,569. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LOSS PER SHARE - The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, (SFAS 128), Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options, Series J, Series K and Series M redeemable preferred stock and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. At September 30, 2002, there were 58.2 shares of Series J redeemable preferred stock, 18.3 shares of Series K redeemable preferred stock, 196.9 shares of Series M redeemable preferred stock and there were options and warrants to purchase 5,857,630 shares of common stock that were not included in the computation of diluted net loss per shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. There were 5,297,857 potentially issuable common shares outstanding at September 30, 2002, which were excluded from the calculation of diluted loss per share as they would have decreased the loss per share.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when delivered except for products sold through distributors for which revenue is recognized upon receipt of payment.


NOTE 2--ACCOUNTS PAYABLE

During the nine month period ending September 30, 2002 the following occurred:
Accounts Payable were reduced by $580,793 from a change in estimate of accrued liabilities and through renegotiation and recognition of income from forgiveness of debt. Accounts Payable - related party was reduced by $100,832 from forgiveness of debt.

NOTE 3--ACCRUED LIABILITIES

The pre-acquisition liabilities are a reserve for potential liabilities assumed at the time of the acquisition of Innovus and Intermark. During the nine months ended September 30, 2002 the Company wrote off $11,165 of these pre-acquisition liabilities due to the expiration of legal obligations which has been included in other income and expense.

Other accrued liabilities were reduced by $242,295 from change in estimate of accrued liabilities.

NOTE 4--NOTES PAYABLE RELATED PARTY AND NOTES PAYABLE

Notes payable - related party includes $575,000 loaned to the Company by a director during the quarter ended June 30, 2000 plus interest. The Company is currently negotiating settlement of this debt.

NOTE 5--COMMITMENTS AND CONTINGENCIES

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

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. The claim is included in pre-acquisition liabilities on the accompanying balance sheets. Subsequent to December 31, 2001 the Company entered into a settlement agreement with Bfree Ltd. Under the agreement the Company has a balance of to pay $1,562 to pay in monthly increments of $500 as of September 30, 2002.

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

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of September 30, 2002.

On August 10, 2001, a lawsuit was filed by Kforce.com seeking to collect approximately $43,000 to be owed under a consulting services agreement. During 2001, the Company stipulated a judgment in favor of Kforce.com. The judgment is fully accrued in the Company's financial statements as of September 30, 2002.

In September, 2001 a lawsuit was filed by Technopolis Communications, Inc. in the Superior Court of California, County of Orange, against Innovus Corporation, dba eSynch Corporation, seeking $35,733 for services claimed to have been provided to eSynch. The case is currently in the discover stage and a mandatory settlement conference date has been set. As of September 30, 2002 the Company has accrued $50,000.

On April 8, 2002 Adams Business Media filed a request for entry of default for $11,000 for advertising services. The request was not contested. This amount has been included in the account payable liability account.

On April 17, 2002 a request for Entry of Default was filed by Information Leasing Corporation for $179,364. The request was not contested. This amount was fully accrued in Capital Lease Obligations - Current Portion as of September 30, 2002.

On May 21, 2002 Internap filed a request for entry of default with no specified amount. The request was not contested. As of September 30, 2002 the Company carried a balance of $17,798 for this vendor in accounts payable.

On May 31, 2002 Reuters Newsmedia filed a request for entry of default with no specified amount. The Company believes the summons was not properly served and the request is therefore invalid and management deems the claim is erroneous, However, as of September 30, 2002 the Company carried a balance of $70,000 for this vendor in accounts payable.

PAYROLL TAX CONTINGENCY

Included in accrued liabilities at September 30, 2002 and December 31, 2001 are $579,272 and $891,161, respectively, in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At September 30, 2002 the Company has accrued salaries of $410,726, some of these employees have filed labor actions against the Company for payments of these salaries. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At September 30, 2002, amounts due to the plan were $42,011.

CAPITAL LEASE

The Company entered into a lease for computer equipment during the year ended December 31, 2000. The lease is for thirty-six months and requires a monthly payment of $7,413. During the year ended December 31, 2001 the Company entered into an additional lease for computer equipment. The lease is for thirty-six months and requires a minimum monthly payment of approximately $1,171. The leases have been treated as capital leases and the related obligations have been included in current liabilities

NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2002, the Company issued Common Stock as follows: 5,800,000 shares for services in the amount of $174,000 which was charged to stock issued for services expense. Also, 30,000,000 shares were issued for accrued compensation valued at $887,500.

During the nine months ended September 30, 2002, the Company reduced Series J Preferred stock by 33,000 and Series K Preferred stock by 72,000 to correct of previous overpayment of Common Stock on earlier conversions. The Company and Preferred stockholders agreed to a reduction of dividends payable on the Preferred stock of $319,268 and a conversion of $64,831 dividends payable to 2,701,287 shares of Common stock. During the nine months ended September 30, 2002, the Company accrued $16,313 in dividends on its Series M Preferred Stock.

During the nine months ended September 30, 2002 various officers of the Company contributed their services to the Company. The value of these services was deemed to be $170,660 based upon the officers' current wages. The $170,660 was reflected as an increase to additional paid in capital during the nine months ended September 30, 2002. The Company does not have an obligation to pay the officers related to these services.

NOTE 7  - STOCK OPTIONS AND WARRANTS

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

During the nine months ended September 30, 2002, options to purchase 6,390,000 shares of common stock were exercised for $108,900 by non-employees.

During the nine months ended September 30, 2002 the Company granted options to purchase a total of 3,000,000 shares of common stock at exercise prices ranging from $0.01 t0 $0.025 to consultants of the Company. The options vest on the grant date and expire in 120 days. The options were valued at $148,850 using the Black-Scholes option-pricing model with the following weighted-average assumptions; 3.25% risk-free interest rate, 0% expected dividend yield, 147% volatility and 0.33 years. All amounts were expensed during the nine months ended September 30, 2002

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2002, the Company reduced Series J Preferred stock by 33,000 and Series K Preferred stock by 72,000 to correct of previous overpayment of Common Stock on earlier conversions. The Company recorded Income from forgiveness of Debt of $217,990 and change in estimate of accrued liabilities of $648,643. During the nine months ended September 30, 2002, the Company accrued $16,313 in dividends on its Series M Preferred Stock.

Also during the nine months ended September 30, 2002, the Company issued 30,000,000 shares for accrued compensation valued at $87,500.



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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at September 30, 2002 in the amount of $4,165,212.

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2002, sales were $75,307 and $218,857 compared to $81,710 and $284,718 for the comparable periods of the prior year. The decrease in sales is attributable to the continued refocusing of the Company's business from software product sales to acquisition management and support activities. The cost of products sold in the three and nine months ended September 30, 2002 were $36,126 and $108,126 compared to $27,012 and $92,627 for the comparable periods of the prior year.

Operating losses for the three and nine months ended September 30, 2002 were $338,520 and $1,729,761 compared to an operating losses of $1,431,619 and $4,976,523 for the comparable periods of the prior year. The operating results for the reported periods reflect management's continued success at reducing operating costs, improving efficiency and maximizing potential while it repositions the Company for revenue growth.

The Company incurred net interest and other expenses of $0 and $10,131 during the three and nine months ended September 30, 2002 compared to $34,280 and $195,609 for the comparable periods of the prior year. During the three and nine months ended September 30, 2002, the Company spent $0 and $30,111 on research and development, reflecting management's shift of focus to new acquisition management. The Company spent $58,750 and $257,775 in the comparable periods of the prior year.

The Company incurred stock issued for services expense of $174,000 and $317,200 during the three and nine months ended September 30, 2002 compared to $49,038 and $339,928 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $750,000 and $899,850 during the three and nine months ended September 30, 2002 compared to $5,709 and $485,967 for the comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had a deficit in working capital (current liabilities in excess of current assets) of $4,454,265.

The Company estimates that during the quarter it was using approximately $25,000 more cash each month than was generated by operations. This represents 85% reduction in the Company's burn rate.

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


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

Our management, including the chief executive and senior financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

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

On April 3, 2001, a lawsuit was filed by BFree Ltd. in Superior Court, County of Orange, California, against the Company as successor to Innovus Corporation, seeking $25,544 for goods and services claimed to have been provided to Innovus during 1997. The claim is included in pre-acquisition liabilities on the accompanying balance sheets. Subsequent to December 31, 2001 the Company entered into a settlement agreement with Bfree Ltd. Under the agreement the Company has a balance of to pay $1,562 to pay in monthly increments of $500 as of September 30, 2002.

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

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of September 30, 2002.

On August 10, 2001, a lawsuit was filed by Kforce.com seeking to collect approximately $43,000 to be owed under a consulting services agreement. During 2001, the Company stipulated a judgment in favor of Kforce.com. The judgment is fully accrued in the Company's financial statements as of September 30, 2002.

In September, 2001 a lawsuit was filed by Technopolis Communications, Inc. in the Superior Court of California, County of Orange, against Innovus Corporation, dba eSynch Corporation, seeking $35,733 for services claimed to have been provided to eSynch. The case is currently in the discover stage and a mandatory settlement conference date has been set. As of September 30, 2002 the Company has accrued $50,000.

On April 8, 2002 Adams Business Media filed a request for entry of default for $11,000 for advertising services. The request was not contested. This amount has been included in the account payable liability account.

On April 17, 2002 a request for Entry of Default was filed by Information Leasing Corporation for $179,364. The request was not contested. This amount was fully accrued in Capital Lease Obligations - Current Portion as of September 30, 2002.

On May 21, 2002 Internap filed a request for entry of default with no specified amount. The request was not contested. As of September 30, 2002 the Company carried a balance of $17,798 for this vendor in accounts payable.

On May 31, 2002 Reuters Newsmedia filed a request for entry of default with no specified amount. The Company believes the summons was not properly served and the request is therefore invalid and management deems the claim is erroneous, However, as of September 30, 2002 the Company carried a balance of $70,000 for this vendor in accounts payable.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

         (a) The following securities were issued by the Company during the three months ended September 30, 2002 without registration under the Securities Act of 1933:

                  (i) 5,800,000 shares of Common Stock for services. (ii) 25,000,000 shares of Common Stock for compensation.
                           (iii) 2,737,378 shares of Common Stock as dividends on preferred stock.

The Company believes the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

         (b) The following registration statement was filed by the Company during the three months ended September 30, 2002.

                  (i)      On July 31, 2002, the Company filed an 8-K Report.

                  (ii)     On August 13, 2002 the Company filed an NT 10-Q
                           Report.

                  (iii) On August 19, 2002 the Company filed a 10Q Quarterly Report.


                  (iv) On August 26, 2002 the Company filed a 10QSBA , an Amended Quarterly Report, to the 10QSBA originally filed on August 19, 2002. (v) On September 27 2002 the Company filed an 8-K/A Report.

                  (vi) On September 27, 2002, the Company filed an S-8, Employee Benefit Plan Registration Statement.


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

         (a) Exhibits.

                  99.1 Certification Pursuant to 18 U.S.C. Section 350, as adopted Pursuant to Section 906 the Sarbanes-Oxley Act of 2002.

         (b) Current Report on Form 8-K.

                  (1) Esynch's Current Report on Form 8-K - filed with the Securities and Exchange Commission July 31, 2002.

                  (2) Esynch's Amendment to its Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2002

                                   ESYNCH CORPORATION


                                   By:  /S/ Thomas Hemingway
                                        ----------------------------------------
                                        Thomas Hemingway, Chief Executive
                                           Officer
                                              (Authorized Officer)

                                   By:  /S/ Mark Utzinger
                                        --------------------------------------
                                        Mark Utzinger, Vice President - Finance