Form 10KSB
period 2002-12-31
ESYNCH CORP/CA
filed 2003-08-22
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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



                         One Technology Drive
                              Building H
                           Irvine, CA 92618
                           ----------------
               (Address of principal executive offices)

                            (949) 753-0590
                            --------------
           (Issuer's telephone number, including area code)

         (Former name, former address and former fiscal year,
                    if changed since last report)

                   3511 W. Sunflower Ave, Suite 250
                         Santa Ana, CA 92704
                         -------------------
               (Address of principal executive offices)



          State the number of shares outstanding of each of
           the issuer's classes of common equity, as of the
              latest practicable date: at August 14 2003
                          189,444,999 shares




         Issuer's telephone number, including area code: (949) 753-0590



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

The issuer's revenues for the fiscal year ended December 31, 2002 were $201,701

As of August 14, 2003, 189,444,999 of the issuer's common shares were issued and outstanding, approximately of which 146,699,804 were held by non-affiliates. As of August 14, 2002, the aggregate market value of shares held by non-
affiliates was approximately   $5,867,992   based upon the closing bid and asked
quotation on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes_____ No X




                                     PART I

ITEM 1. BUSINESS

OVERVIEW eSynch Corporation (the "Company") is in the process of a major transition. We are undergoing a series of transactions intended to transform the Company and to strategically move forward with new market opportunities that can better enhance shareholder value eSynch Corporation, a Delaware corporation founded in 1994, who's primary activities of eSynch Corporation have consisted of developing and marketing media rights management solutions, encryption and key-clearing services, video-on-demand services and video streaming through the Internet, software sales through the Internet, video encoding, compression and authoring, raising capital, and acquiring businesses. The Company also developed PC utility products, primarily for the Internet user.

During the third quarter of 2002, the Company ceased the marketing and sales of its digital media products. Sales for these products were $26,292 for the year 2002.

During 2002, The Company continued sales of its utility software products including RamOptimizer, a PC utility for improving memory management, InvisibleFolders, a PC utility that allows end-users to easily hide any folder (or group of folders) with a simple keystroke combination, StartUpManager, a PC utility to help users manage their startup applications by reducing the amount of system resources opened at start up, and BroadbandWizard. These sales were done through Kiss Software Corporation. Beginning in the fourth quarter of 2002 to reduce continued operating losses, the Company wound down this sales
activity.  Sales for the year were $145,707.   On February 1, 2003, the product
rights of Kiss Software Corporation were disposed of to James Budd for balance of all moneys due Mr. Budd. These rights were of minimal value.


On July 26, 2002 eSynch acquired irrevocable voting rights of NACIO Systems. eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of NACIO Systems, subject to a successful completion of the plan of reorganization. NACIO Systems is one of the early leaders in the managed hosting and managed services market. Founded in 1994 as MasterLink USA, NACIO operated for six years with a profitable business model providing dedicated Internet access, private network connectivity and collocation services as a business-only Internet Service Provider (ISP). The name was changed to NACIO Systems in May 2000 in order to better reflect new product and service offerings. In addition to ongoing connectivity and collocation services, NACIO offers a full range of managed services from a state-of-the-art Netsource Center facility in Novato, California. Currently, NACIO serves more than 350 business customers, primarily in Northern California, with a growing national presence. NACIO's mission is to be the premiere provider of Netsourcing (network outsourcing) solutions to enterprises both large and small. The combined Companies, offer a full suite of managed services including dedicated managed servers, managed security, managed storage and backup, disaster recovery, server load balancing, network infrastructure management and application hosting. The Company was committed to creating and maintaining long-term relationships with customers, strategic partners, vendors, and agents.

eSynch Corporation, signed, but had not consummated, an agreement to acquire all of the outstanding capital stock of Nacio Systems, Inc. ("NSI"), a California corporation. The acquisition was to be pursuant to an exchange of stock between holders of NSI stock and the Registrant conducted in accordance with the original Plan of Reorganization of NSI under Chapter 11 of the U.S. Bankruptcy Code. NSI amended the Plan on April 25, 2003 which was approved by the Bankruptcy Court's on May 22, 2003 which ordered that the eSynch undo the previous acquisition of NSI capital stock and undo the stock issuance previously consummated by the Company and the common and preferred shareholders of NSI
The previous Exchange Ratio was calculated based on the issuance under the Plan of .5858 share of the Company's authorized and previously unissued common shares in exchange for one (1) whole share of common stock of NSI and 1.8841 of the Registrant authorized and previously unissued common shares in exchange for one
(1) whole share of the Series A and Series B preferred stock of NSI. The Company therefore paid NSI a total of 30 million shares of the Company common shares for all the common and preferred shares of NSI representing a total value of $1, 200,000 in shares of the Company's authorized and unissued Common Stock (valued at $0.04 per Company's share) plus an investment in NSI's working capital of $500,000.

The Company intended to continue to operate business of NSI as a stand-alone subsidiary. There may be some uncertainty concerning making an estimate of the value of NSI; however, the Company estimated the value of the long-lived assets at approximately $8 million.

The Company considers all of the capital stock of the Company that had been issued in exchange for shares of NSI to be forfeited by the NSI holders due to the amendment of the Plan. The Company is endeavoring to recover all of the stock certificates that have been thus voided.

1
An Action was taken by Written Consent dated July 15, 2003, over 50% of the Stockholders of the Company on the amendment to the Articles of Incorporation of the Company, as amended, to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each forty outstanding shares of Common Stock and the approval of a name change for the Company from eSynch Corporation to Mergence Corporation.

In July 2003, the holders of all of the Company's outstanding Series J, K and M Preferred Stock agreed to exchange the Preferred Stock for 23,000,000 shares of the Company's common stock. The closing shall take place simultaneously with the reverse spilt of the Company's common stock at a rate of 40 for 1.

Forward2-Looking Statements

Some of the statements in this report are forward looking statements about what may happen in the future. They include statements regarding our current beliefs, plans, expectations and assumptions about matters such as our expected financial position and operating results, our business strategy and our financing plans. These statements can sometimes be identified by our use of forward looking words such as "anticipate," "believe," estimate," "expect," "intend," "plan," "seek," "should," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs, plans, expectations and assumptions will not change. Any forward-looking statements in this release are made pursuant to the "safe harbor" provisions of the private securities litigation act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, the successful completion of proposed funding raises, which may be necessary for us to implement our plans to develop new market opportunities, continued acceptance of our products and services in the marketplace, competitive factors, new products and technological changes, our successful entry into new markets, our ability to increase our customer base, as well as general political and other uncertainties related to customer purchases, instability in market rates in the telecommunication industries, our ability to sustain adequate cash flow from operations, the ultimate outcome of pending litigation, and other risks described in "risk factors," "management's discussion and analysis of financial condition and results of operations" elsewhere in this report.

Risk Factors

The following risk factors apply to the Company and its intended business operations. If any of the following risks actually occurs, the Company's business, financial condition or results of operations could be materially adversely affected.


             WE MAY EXPERIENCE FLUCTUATIONS IN OUR FINANCIAL RESULT

                       AND, AS A RESULT, OUR STOCK PRICE.

As a result of the sale and discontinuance of our core businesses, the Company intends to commence new business operations, which may experience significant fluctuations in financial results. Since the Company had insignificant revenue from its other activities non-there can be no certainty that additional revenue can be generated from new product lines in the future.


EMPLOYEES

As of August eSynch had 3 full-time employees and no part-time employees. Of our full-time employees, 2 are in m, senior management, and 1 is in administration. We believe that our relations with our employees are satisfactory. We are not a party to any collective bargaining agreements and we have never experienced any work stoppage. As eSynch continues to grow and introduce more products and services, we expect to hire additional personnel.

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

On April 1, 1999, we acquired the stock of Kiss Software Corporation (KISSCO), of Newport Beach, California. Kissco develops, publishes and sells Internet utility products. . Beginning in the fourth quarter of 2002 to reduce continued operating losses, the Company wound down the Kissco sales activities. Sales for
the year were $145,707.   On February 1, 2003, the product rights of Kiss
Software Corporation were disposed of to James Budd for balance of all moneys due Mr. Budd. These rights were of minimal value.


On September 30, 1999, we acquired the stock of Oxford Media Corporation, a leading designer and developer of digital technologies for video-on-demand. During the third quarter of 2002, the Company ceased the marketing and sales of its digital media products. Sales for these products were $26,292 for the year 2002.


ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters is an office facility in Irvine, California of approximately 1,000 square feet under a month-to-month lease. Management currently believes that the space is sufficient for the Company provide for our hosting, streaming, encoding, encryption, key clearing, publishing, marketing and sales operations as well as research and development and engineering. The condition of the property is good. The property is located in an office and industrial area with nearby access to freeways and airports.


ITEM 3. LEGAL PROCEEDINGS

ESYNCH AND SUBSIDIARIES

We are involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.

In September 1999, a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $53,332 related to a claim against Softkat. As of December 31, 2000 the Company accrued $81,326. During the year Entered December 31, 2001 the Company accrued the remaining $52,332.

There is a collection action filed on May 9, 2002 wherein Garfinle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note. On August 21, 2002 the court granted GLP's application for right to attach order against the company for the approximate sum of $528,696. Assitionally, GLP filed a motion for summary judgement against the Company which is presently set for August 14, 2003.

During the years 2001 and 2002 several lawsuits were filed against the Company generally for non-payment of amounts due. These lawsuits resulted in Judgments against the Company totaling $1,138,000. All amounts have been recorded in the Company's financial statements as accounts payable. The Company is currently attempting to negotiate settlements with all creditors.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortuous adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of December 31, 2002.
On May 16, 2003, the court granted multiple motions for summary judgment and /or summary adjudication on a certain cause in favor of some of the Company's directors and former directors including Tom Hemingway, T. Richard Hutt, James Budd, Robert Orbach, David Lyons and Norton Garfinkle. Watters has filed an appeal of that ruling which currently remains pending. The parties have stipulated to stay the balance of the case pending resolution of the appeal.
..

On July 27, 2001, the Company filed a complaint against eLiberation Corporation, which was subsequently amended January 3, 2002. The Company seeks compensatory damages in the amount of $39,671. On September 28, 2001, eLiberation Corporation filed a cross-complaint against the Company and an officer claiming that the Company and the officer deliberately misrepresented and made false representations to eLiberation Corporation. eLiberation Corporations seeks general and special damages in the amount of not less than $2,500,000. The Company agreed in August 2002 to a payment from eLiberation Corporation in full settlement of the lawsuit.


                                     PART II


ITEM 5. MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

The Common Stock, since May 30, 2003 is quoted on the Pink Sheets, Symbol ESYN. On August 14, 2003, the high and low prices for the Common Stock on the OTC Bulletin Board were $0.04 and $0.04, respectively. The following table reflects the high and low closing bid quotations reported by the OTC Bulletin Board. Such prices represent inter-dealer quotations, do not include markups, markdowns, or commissions and may not reflect actual transactions. As of August 14, 2002, there were approximately 265 holders of record of the Common Stock.



                                            High          Low

Year Ended December 31, 2002
----------------------------
January 1 to March 31, 2002                $0.09         $0.04
April 1 to June 30, 2002                   $0.05         $0.02
July 1 to September 30, 2002               $0.05         $0.03
October 1 to December 31, 2002.            $0.03         $0.01

January 1 to August 1, 2003                $0.00         $0.04



----------------------------
January 1 to March 31, 2001                $1.56         $0.28
April 1 to June 30, 2001                   $0.43         $0.23
July 1 to September 30, 2001               $0.35         $0.12
October 1 to December 31, 2001             $0.17         $0.04




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

                           SALE OF UNREGISTERED SHARES

The Company issued the following shares without registration under the Securities Act of 1933 during the year ended December 31, 2002.

The Company issued Common Stock as follows: 3,100,000 shares for services of $103,000 and 20,000,000 shares for compensation of $587,500. These issuances were made pursuant to Section 4(2).

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

OVERVIEW

eSynch Corporation designs, develops, markets and supports intelligent digital media solutions and services, including media rights management, audio and video encryption, delivery, tracking, key clearing and measurement tools, streaming media services. We have developed a suite of software and related components designed for the delivery of live and on-demand audio and video through cable, satellite and the Internet. We provide turnkey end-to-end solutions, offering all of the services necessary to provide secure streaming media including, strategic consulting, software development and implementation, development of e-commerce applications, production, encoding and decoding, encryption, client-side metrics, up-linking, web site development and integration, distribution, reporting, digital conversion, content management, pay-per-view streaming, hosting and archiving. Our software helps businesses securely, profitably, and effectively delivers high-quality video content to their customers. The Company also develops PC utility products, primarily for the Internet user.

PRODUCTS

eSynch continues to develop software technologies that address opportunities in the digital media space. In 2001, we introduced software technologies in the digital media space and software for the PC utility market. eSynch MediaOffice(TM) is an advanced set of tools based on the Microsoft Windows Media Rights Manager platform to provide a fully integrated and readily available digital rights management system. eSynch SiteStreamer(TM) is the easy way to display video content within the best graphical interfaceyours. SiteStreamer(TM) will help you increase customer satisfaction, further promote your brand, and create additional revenue opportunities.
eSynch MediaPod(TM) is an audiovisual presentation platform with interactive search and navigation capabilities that enables the user to easily control the viewing experience. Designed to let viewers interact with information the way they want, looking at parts that interest them, skipping ahead to others or going deeper when desired, the MediaPod Player(TM) puts the viewer in control, thereby permitting them to engage with the content. eSynch MediaMosaic(TM) provides users a multi-media presentation experience. The drag 'n drop windows can include one or more of the following: table of contents, transcript, image viewer, and related documents and HTML pages. Broadband Wizard(TM) 4.0 by KISSCO is the easiest way to test and optimize the speed of your DSL, cable or other high speed Internet connection. Invisble Folders Drag and drop any folder into Invisible Folder's main window, press a button, and the folder will disappear! Press another button, enter a password, and the folder will reappear. RAM Optimizer allows you to instantly free up memory when your system slows down. StartUp Manager allows you to easily turn off any program that starts with Windows, even those that don't appear in the Windows StartUp folder.

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

RESULTS OF OPERATIONS

The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at December 31, 2002 in the amount of $55,575,596. The Company's net loss of $ 3,806,814 in 2002 included non-cash operating expenses of $1,357,550 for Stock Based Compensation and Services, and Deprecation and Amortization of Licenses, and $476,138 for Goodwill with the remaining loss being $973,126. The Company's net loss of $7,225,788 in 2001 included non-cash operating expenses of $3,130,584 for Stock Based Compensation and Services, and Amortization of Patents, Goodwill and Licenses, with the remaining loss being $3,382,360



FOR THE YEARS ENDED                                                   DECEMBER  31,

                                                                2002             2001
                                                            ___________     ____________

SALES                                                       $  201,701      $  376.802
COST OF SALES                                                  109,759         130,966
                                                            -----------     ----------
        GROSS PROFIT                                            91,942         245,836
                                                            -----------     ----------

OPERATING AND OTHER EXPENSES
     General and administrative                               2,033,567       3,378,768
     Research and development                                    16,111         257,775
     Stock issued for services                                  320,200         745,186
     Stock-based compensation to employees and consultants    1,037,850         630,808
     Amortization of goodwill                                                 1,674,976
     Impairment of goodwill                                                     792,458
     Interest expense                                            72,387         527,250
     Impairment loss on assets disposed                         135,784          79,312
                                                            -----------       ----------
        TOTAL OPERATING AND OTHER EXPENSES                   (3,615,899)     (8,086,353)
                                                            -----------      ----------
OTHER INCOME                                                     28,725          68,885
                                                            -----------      ----------
LOSS BEFORE EXTRAORDINARY GAIN                              ( 3,587,174)     (7,771,662)
EXTRAORDINARY GAIN FROM DEBT FORGIVENESS                                        545,874
                                                            -----------      ----------

NET LOSS                                                     (3,587,174)     (7,225,768)
PREFERRED STOCK DIVIDENDS                                      (219,640)       (547,130)
                                                            -----------       ---------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                      $(3,806,814)    $(7,772,917)
                                                            ===========    ============




YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Sales were $201,701 in 2002 compared to $376.802 in 2001.

The cost of product sold in 2002 was 54% compared to 55% in 2000. The increase was due to an increase in distribution costs related to additional revenue sharing channels. General and administrative expenses were $2,033,567 in 2002 compared with $3,378,768 in 2001. The decrease was due to a winding down of operations beginning in the third quarter of 2002 included decreased salaries and related costs of $ 760,000, decreased consulting expenses of $326,000 and rents of $359,000. In 2002, interest expense was $75,187 versus $527,250 in 2001. In addition, cost associated with the issuance of stock for services was $320,200 in 2002 as compared with $745,186 in 2002. Stock-based compensation was $1,037,850 in 2002 compared with $630,808 in 2001. There was no amortization of Goodwill in 2002 compared to $1,674,976 in 2001. There was no impairment of goodwill for 2002 as compared $792,458 where none was recognized for 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 the Company had $ 985 in cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $5,837,159. Included in accounts payable are judgments for $1,138,000. Some judgment debtors have attempted to levy assets of the Company. The Company is currently in process of negotiating with creditors.

The Company raised $847,281 of cash from financing activities in 2002 and $1,919,665 of cash in 2001. This included proceeds from stock issued for cash of approximately $1,453,000 and $645,235, no proceeds from issuance of warrants in 2001 and $934,000 in 2000, proceeds of $236,400 from the exercise of warrants and options in 2001 and $68,621 in 2000, proceeds of issuance of Preferred Stock of $177,000 and $1,615,000 and proceeds from borrowings net of repayments of approximately $80,000 and $757,000 in 2001 and 2000 respectively.

The Company estimates that during the fourth fiscal quarter of 2002 it was using $25,000 more cash each month than was being generated by operations compared to using approximately $65,000 more cash each month than generated by operations during the fourth fiscal quarter of 2001. The Company intends to raise additional capital to fund continuing operations and acquisitions. There is no assurance, however, that financing will be available on terms satisfactory to the Company or at all.


ITEM 7. FINANCIAL STATEMENTS

Financial statements are filed as part of this report on pages F-1 through F-29.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

Set forth below is information regarding (i) the directors of the Company as of August 12, 2003, or until their successors are elected or appointed and qualified, and (ii) the executive officers of the Company as of August 12, 2003, who are elected to serve at the discretion of the Board of Directors.





NAME                    POSITION(S) WITH THE COMPANY                AGE
------------------------------------------------------------------------

Thomas Hemingway        Chairman and Chief Executive Officer        46

T. Richard Hutt(1)      Director, Vice President and                64
                          Secretary/Treasurer

James H. Budd           Director and Vice President                 62



The Company does not have a nominating committee of the Board of Directors.

(1) A member of the audit committee of the Board of Directors of the Company.

The Board of Directors acting as a whole performs the functions of the compensation committee.


THOMAS HEMINGWAY

On August 5, 1998, Mr. Hemingway became the Chief Executive Officer and Chairman of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark Corporation, a California corporation ("Intermark"), and Intermark's security holders upon the consummation of that transaction. A co-founder of Intermark, from October 1995 to the present Mr. Hemingway served as Chief Executive Officer and in other senior management positions at Intermark, a software publishing, sales and marketing company. From August 1994 to September 1995, Mr. Hemingway operated a consulting business specializing in software sales and marketing. From January 1994 to July 1994, Mr. Hemingway was chief operating officer at Ideafisher Systems, an artificial intelligence / associative processing software company. From August 1993 to December 1993, Mr. Hemingway was serving as a consultant with L3, an edutainment software company. From January 1993 to July 1993, Mr. Hemingway was involved in computer-related consulting in the capacity of chief executive officer of Becker/Smart House, LV, a home automation enterprise. In 1992, Mr. Hemingway was involved in making private investments in various industries. Previously, from 1987 to 1991, Mr. Hemingway founded and served as president of Intellinet Information Systems, a provider of network services and systems. Earlier in his career, Mr. Hemingway was a founder of Omni Advanced Technologies, a research and development firm developing products for the computer and communications industry.


JAMES H. BUDD

Mr. Budd was elected to the Board of Directors on October 27, 1998. In August 1998, Mr. Budd became a Vice President of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark and Intermark's securityholders. A co-founder of Intermark, from October 1995 to the present Mr. Budd has served as Vice President of Marketing and in other executive capacities of Intermark, a software publishing, sales and marketing company. From August 1994 to September 1995, Mr. Budd operated a consulting business specializing in software sales and marketing. From March 1994 to July 1994, Mr. Budd was vice president of marketing at Ideafisher Systems, an artificial intelligence / associative processing software company. From November 1993 to February 1994, Mr. Budd was involved in making private investments in various industries. Previously, from July 1978 to October 1993, Mr. Budd was founder and chief executive officer of Command Business Systems, a developer of business software products. Earlier in his career, Mr. Budd held marketing and sales management positions at Unisys, Nixdorf, Tymshare, and Prime Computer.

T. RICHARD HUTT

Mr. Hutt was elected to the Board of Directors on October 27, 1998. In August 1998, Mr. Hutt became a Vice President and the Secretary of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark and Intermark's securityholders. A co-founder of Intermark, from October 1995 to the present Mr. Hutt has served as Vice President of Sales and Secretary of Intermark. From September 1992 to September 1995, Mr. Hutt was distribution sales manager for Strategic Marketing Partners, a leading national software and technology-marketing firm. Previously, he was in the communications and mini-computer industry with TRW where he formed the Canadian subsidiary as vice president of sales. He moved to TRW's Redondo Beach headquarters and managed the western division until Fujitsu acquired the business unit. Before joining TRW, he was with NCR's financial sales division in Canada. Prior to that he managed the VAR division at Wang Laboratories. Moving to Matsushita, he played a key role in the development of the distribution channel for their Panasonic products.


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


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation received by the Company's Chief Executive Officer and by each of the persons who were, for the fiscal year ended December 31, 2002, the other four most highly compensated executive officers of the Company whose total compensation during that year exceeded $100,000 (the "Named Officers"), for the three fiscal years ended December 31, 2002 or for the shorter period during which the Named Officer was compensated by the Company.


                                       SUMMARY COMPENSATION TABLE


                                                                    LONG-TERM COMPENSATION
                                                                ------------------------------
                                         ANNUAL COMPENSATION            AWARDS         PAYOUTS
                                 ----------------------------   ------------------   ---------

NAME AND                                                 RESTRICTED SECURITIES
PRINCIPAL                                 OTHER ANNUAL     STOCK    UNDERLYING   LTIP    ALL OTHER
POSITION            YEAR  SALARY   BONUS COMPENSATION(1)  AWARD(S)  OPTIONS(#)  PAYOUTS
COMPENSATION
------------------- ----  ------   ----- --------------- ---------- ----------- ------- ------------

Thomas C. Hemingway 2002  $144,250 (A)                    $317,500                        317,500
  CEO               2001   146,250
                    2000   146,250                                   $300,000             300,000


James H. Budd       2002  $100,946 (B)                     150,000                        150,000
  Vice President    2001   115,918
                    2000   135,417                                    270,000             270,000


T. Richard Hutt     2001   102,099 (C)                     150,000                        150,000
   Vice President   2000   108,303
                    2000   124,745                                    270,000             270,000


Mark Utzinger       2002   125,000                         150,000      4,000             154,000


  (A) Contributed to the Company
  (B) $99,330 contributed to the Company
  (C) $95,330 contributed to the Company


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

                         EXECUTIVE EMPLOYMENT AGREEMENTS

The Company has an employment agreement with each Executive Officer listed below. The terms of those employment agreements are summarized in the following table:




                     CURRENT BASE       OTHER         BENEFITS DUE ON
NAME                 COMPENSATION       BENEFITS      TERMINATION

-------------------  ------------    ------------- -----------------------------------

Thomas C. Hemingway     $150,000     Any           If he is terminated by the Company
  CEO                                benefits      without cause, he is paid an amount
                                     for other     equal to 12 months' base salary and
                                     officers,     all other benefits and perquisites
                                     and 3 weeks   continue for 12 months and
                                     vacation      the Company will be
                                     per year      required  to repurchase
                                                   all his stock and options
                                                   at the 30-day average market price.

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



STOCK GRANTS AND STOCK OPTIONS GRANTS IN 2002

Stock Grants:
 Tom Hemingway:    11,000,000 shares valued at $317,500
 James Budd         5,000,000 shares valued at $150,000
 T. Richard Hutt:   5,000,000 shares valued at $150,000
 Mark Utzinger:     5,000,000 shares valued at $150,000


Stock Option Grants:
  Mark Utzinger:                           750,000 shares at $0.03 per share


THERE WERE NO OPTION GRANTS DURING FISCAL  2001.

The following options were cancelled by the Officers in 2002:

  Tom Hemingway:          842,500 shares
  James Budd:             387,000 shares
  T. Richard Hutt:        387,000 shares

The following table sets forth information concerning stock options, which were exercised during, or held at the end of, fiscal 2002 by the Named Officers:

  Mark Utzinger      95,416 shares at an exercise price of $3.63 per share -
                             exercisable
                     550,000 shares at an exercise price of $0.03 per share
                     200,000 shares were exercised at $0.03 a share during 2002


COMPENSATION OF DIRECTORS

The Company's non-employee Director is not currently compensated for attendance at Board of Directors meetings. The Company may adopt a formal director compensation plan in the future. All of the Directors are reimbursed for their expenses for each Board and committee meeting attended.





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT. The following table sets forth as of August 14, 2003, information regarding beneficial ownership of the Company's stock by each director and each executive officer, and by all directors and executive officers of the Company as a group. Each named person and all directors and executive officers as a group are deemed to be the beneficial owners of shares that may be acquired within 60 days upon exercise of stock options. Accordingly, the number of shares and percentages set forth next to the name of such person and all directors and executive officers as a group include the shares issuable upon stock options exercisable within 60 days. However, the shares so issuable upon such exercise by any such person are not included in calculating the percentage of shares beneficially owned by any other stockholder.


                                                 SHARES  BENEFICIALLY  OWNED
                                                  --------------------------
                                             COMMON                  PREFERRED
                                             ------                  ---------


NAME OF BENEFICIAL OWNER             NUMBER     PERCENT      NUMBER    PERCENT
------------------------             ------     -------      ------    -------

Thomas Hemingway(1)                  18,539,299   9.7%         0         0%
James H. Budd(2)                     10,993,685   5.8          0         0
T. Richard Hutt(3)                   13,028,206   6.8          0         0
Mark Utzinger                        10,645,416   5.6          0         0

All Directors and Executive Officers
as a group (4 Persons)(              53,206,606  28.0%         0         0%




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS4.

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





** Indicates management compensation arrangements.
(1) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        April 19, 1999.
(2) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        October 15, 1999.
(3) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2 filed November 29, 1999.
(4) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        February 8, 2000.
(5) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        December 18, 2000.
(6) Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed March 27,
        2000.
(7) Incorporated by reference to the 4.1 exhibit to the Company's Form S-8 filed February
        1, 1999.
(8) Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed February
         1, 1999.
(9) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        February 15, 2000.
(10) Incorporated by reference to the like-numbered exhibit to the Registrant's Form S-3 filed December 15, 2000.
(11) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed January 26, 2001.
(12) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed August 19, 1999.
(13) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2/A filed January 18, 2000.
(14) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed February 9, 2001.
(15) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3 filed February 13, 2001.
(16) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13D filed February 14, 2001.
(17) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 9, 2001.
(18) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed March 9, 2001.
(19) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 20, 2001.
(20) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K/A filed March 29, 2001.
(21) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 30, 2001.
(22) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13G/A filed April 4, 2001.
(23) Incorporated by reference to the like-numbered exhibit to the Company's Form 424B3 filed May 3, 2001.
(24) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13D filed May 4, 2001.
(25) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8POS filed June 11, 2001.
(26) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 14, 2001.
(27) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed November 19, 2001.
(28) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed December 13, 2001.
(29) Incorporated by reference to the like-numbered exhibit to the Company's Form 14-C filed February 25, 2002.
(30) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed March 29, 2002.
(31) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed May 22,2002
(32  Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed May 24, 2002
(33) Incorporated by reference to the like-numbered exhibit to the Company's Form 8K filed
        July 31, 2002
(34) Incorporated by reference to the like-numbered exhibit to the Company's Form  10-QSB filed August 19,2002
(35) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB/A filed August 26,2002
(36) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K/A filed September 27,2002
(37) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 27, 2002
(38) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C filed November 8, 2002
(39) Incorporated by reference to the like-numbered exhibit to the Company's Form DEF-14C filed November 18, 2002
(40) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed November 19, 2002
(41) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C filed March 27,2003
(42) Incorporated by reference to the like-numbered exhibit to the Company's Form DEF-14C filed April 8, 2003
(43) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed July 30, 2003
(44) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C dated August 1, 2003

 (99.1) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed June
        25, 1999.
(99.2) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed January
        26, 2001.
(99.3) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed March 1,
        2001.
(99.4) Incorporated by reference to exhibit 99 to the Company's Form 8-K filed April 9,
        2001.
(99.5) Incorporated by reference to exhibit 99 to the Company's Form 10-K filed April 16,
        2002.




 ITEM 14. CONTROLS AND PROCEDURES.

As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.


                                        SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        Esynch Corporation


Date   August 15, 2003                  By: /s/ T. Richard Hutt
                                        ---------------------------------
                                        Vice President, Secretary -Treasurer
                                         and Chief Financial Officer







In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of August 2003.



        Signature                                  Title


     /S/ Thomas Hemingway                Chairman, Chief Executive Officer,
------------------------------------       President and Director
         Thomas Hemingway



     /S/ T. Richard Hutt                Vice President, Secretary-Treasurer,
------------------------------------       Chief Financial and Accounting
         T. Richard Hutt                   Officer and Director



    /S/  James Budd                      Director
------------------------------------
         James Budd







                         CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350, AS ADOPTED
                      PURSUANT TO SECTION 302 OF THE
                        SARBANES-OXLEY ACT OF 2002


                   I, Thomas Hemingway, certify that:

1. I have reviewed this annual report on Form 10-KSB of Esynch Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 15, 2003



/s/ Thomas Hemingway
------------------------------------
Thomas Hemingway, Chairman, Chief Executive Officer and President
Esynch Corporation





                                    36
                         CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350, AS ADOPTED
                      PURSUANT TO SECTION 302 OF THE
                        SARBANES-OXLEY ACT OF 2002

                     I, T. Richard Hutt, certify that:

1. I have reviewed this annual report on Form 10-KSB of Esynch Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 15, 2003



/s/ T. Richard Hutt
------------------------------------
T. Richard Hutt, Vice President, Secretary-Treasurer and Chief Financial Officer Esynch Corporation

                       ESYNCH CORPORATION AND SUBSIDIARIES


                                 FINANCIAL STATEMENTS
                                   TABLE OF CONTENTS

                                                                     PAGE

Report of Independent Certified Public Accountants                    F-1

Consolidated Balance Sheets - December 31, 2002 and 2001              F-2

Consolidated Statements of Operations for the Years Ended
   December 31, 2002 and 2001                                         F-3

Consolidated Statements of Stockholders' Deficit
   the Years Ended December 31, 2001 and 2002                         F-4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2002 and 2001                                   F-5

Notes to Consolidated Financial Statements                            F-6

 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
 5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
   Phone: (801) 532-2200
    Fax: (801) 532-7944
      www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders eSynch Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of eSynch Corporation and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eSynch Corporation and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has suffered substantial and recurring losses from operations and negative cash flows from operating activities. At December 31, 2002, the Company has a working capital deficiency and a capital deficiency. The Company has numerous judgments against it and is unable to pay its current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
August 15, 2003


                                     ESYNCH CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31,
                                                                -------------------------
                                                                     2002          2001
                                                                ------------  -----------

                                        ASSETS

CURRENT ASSETS
  Cash                                                            $        985   $    4,783
  Accounts receivable, net of allowance for bad debt
   of $0 and $31,150                                                         -       41,779
                                                                  ------------  -----------
    TOTAL CURRENT ASSETS                                                   985       46,562
                                                                  ------------  -----------
EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                   -      363,966
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                                -      250,602
                                                                  ------------  -----------
TOTAL ASSETS                                                      $        985  $   661,130
                                                                  ============  ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                             $  2,559,906  $ 1,148,646
  Accounts payable - related party                                        -       59,359
  Accrued liabilities                                             2,415,175    2,628,131
  Notes payable                                                     683,400      598,400
  Capital lease obligation                                                -      197,107
  Preferred dividends payable                                       179,663      537,477
                                                               ------------  -----------
    TOTAL CURRENT LIABILITIES                                     5,838,144    5,169,120
                                                               ------------  -----------
STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated
   value per share; 275 shares authorized; 58.2 shares and
   72.5 shares outstanding, respectively; liquidation
   preference of $457,000. and $725,000, respectively               457,000      600,000
   Series K convertible preferred stock - $10,000 stated
    value per share; 250 shares authorized; 18.3 shares and
    42.5 shares outstanding, respectively; liquidation
    preference of $ 58,000                                           58,000      300,000
  Series M convertible preferred stock - $10,000 stated value per share; 220 shares authorized; 196.9 shares and 196.9
   shares outstanding; liquidation  preference of $1,969,000      2,616,862    2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055
   shares authorized; no shares outstanding                               -            -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
   101,186,902 and 36,914,742 shares issued and outstanding         101,187       36,915
  Additional paid-in capital                                     46,505,388   43,717,015
  Receivable from shareholder                                             -      (10,000)
  Accumulated deficit                                           (55,575,596) (51,768,782)
                                                               ------------  -----------
    TOTAL STOCKHOLDERS' DEFICIT                                  (5,837,159)  (4,507,990)
                                                               ------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $        985  $   661,130
                                                               ============  ===========



                The accompanying notes are an integral part of these
                        consolidated financial statements.

                             ESYNCH CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                               -----------------------------
                                                                         2002           2001
                                                               --------------  -------------

REVENUE                                                        $      201,701  $     376,802
COST OF PRODUCTS SOLD                                                 109,759        130,966
                                                               --------------  -------------
    GROSS PROFIT                                                       91,942        245,836
                                                               --------------  -------------
OPERATING AND OTHER EXPENSES
  General and administrative                                        2,033,567      3,378,768
  Research and development                                             16,111        257,775
  Stock issued for services                                           320,200        745,186
  Stock-based compensation to employees and consultants             1,037,850        630,808
  Amortization of goodwill                                                  -      1,674,976
  Impairment of goodwill                                                    -        792,458
  Interest expense                                                     72,387        527,250
  Impairment loss on assets disposed                                  135,784         79,132
                                                               --------------  -------------
    TOTAL OPERATING AND OTHER EXPENSES                              3,615,899      8,086,353
                                                               --------------  -------------
OTHER INCOME                                                           28,725         68,855
                                                               --------------  -------------
LOSS BEFORE EXTRAORDINARY GAIN                                     (3,587,174)    (7,771,662)
EXTRAORDINARY GAIN FROM DEBT FORGIVENESS, NET OF TAX                        -        545,874
                                                               --------------  -------------
NET LOSS                                                           (3,587,174)    (7,225,788)
PREFERRED STOCK DIVIDENDS                                            (219,640)      (547,129)
                                                               --------------  -------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $   (3,806,814)  $ (7,772,917)
                                                               ==============  =============
BASIC AND DILUTED LOSS PER COMMON SHARE
   Loss before extraordinary gain                              $       (0.05)  $      (0.35)
   Extraordinary gain                                                      -           0.02
                                                               -------------  -------------
   Net Loss                                                    $       (0.05)  $      (0.33)
                                                               =============  =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   USED IN PER SHARE CALCULATION                                  70,380,941     23,319,455
                                                               =============  =============


                The accompanying notes are an integral part of these
                        consolidated financial statements.

                                    ESYNCH CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                           Preferred Stock        Common Stock       Additional                                           Total
                          ------------------  ---------------------    Paid-In    Deferred  Shareholder Accumulated    Stockholders'
                          Shares    Amount      Shares     Amounts     Capital  Compensation Receivable   Deficit        Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2000        393.80  $4,374,862  13,234,757  $  13,235  $38,628,990  $(393,080)  $      -  $(43,995,865)  $(1,371,858)
Shares issued for cash         -           -   6,142,068      6,142    1,446,858          -          -             -     1,453,000
Shares issued for
 services                      -           -   4,557,357      4,557      740,628          -          -             -       745,186
Shares issued for
 settlement of debt            -           -     444,444        444       39,556          -          -             -        40,000
Shares issued in
 settlement of interest        -           -     458,559        459      138,310          -          -             -       138,769
Shares purchased in
 settlement of dispute         -           -     (21,000)       (21)      (6,279)         -          -             -        (6,300)
Shares issued for
 Technology                    -           -     801,187        801      274,647          -          -             -       275,448
Compensation related to
 the grant of stock
 options and warrants          -           -           -          -      330,850          -          -             -       330,850
Amortization of unearned
 compensation                  -           -           -          -            -    299,958          -             -       299,958
Reversal of Unearned
 Compensation                  -           -           -          -      (93,122)    93,122          -             -             -
Exercise of warrants and
 options                       -           -   6,582,500      6,583      239,818          -    (10,000)            -       236,400
Conversion of Convertible
 Debentures                    -           -   2,105,464      2,105      538,895          -          -             -       541,000
and Interest
Conversion of Series J
 preferred stock          (67.00)   (670,000)  1,568,310      1,568      795,195          -          -             -       126,763
Conversion of Series K
 preferred stock          (39.00)   (390,000)  1,041,096      1,041      445,326          -          -             -        56,367
Warrants and beneficial
 conversion feature
 issued with Series M
 Preferred, net of
 $23,000 offering costs    21.60     177,000           -          -      177,000          -          -      (177,000)      177,000
Series M Preferred issued
 for Series L Preferred
 dividends                  2.50      25,000           -          -            -          -          -             -        25,000
Modification of warrants       -           -           -          -       20,344          -          -             -        20,344
Series J preferred stock
 dividend accrual              -           -           -          -            -          -          -      (119,017)     (119,017)
Series K preferred stock
 dividend accrual              -           -           -          -            -          -          -       (61,890)      (61,890)
Series M preferred stock
 dividend accrual              -           -           -          -            -          -          -      (189,222)     (189,222)
Net loss                       -           -           -          -            -          -          -    (7,225,788)   (7,225,788)
----------------------------------------------------------------------------------------------------------------------------------

Balance -
 December 31, 2001        311.90  $3,516,862  36,914,742  $  36,915  $43,717,015  $       -   $(10,000) $(51,768,782)  $(4,507,990)

Shares issued for
 services                      -           -  34,710,000     34,710    1,035,490          -          -             -     1,070,200
Shares issued in
 settlement of payroll
 liabilities                                   5,000,000      5,000      132,500                                           137,500
Conversion of Series J
 preferred stock          (14.30)   (143,000)  5,195,175      5,195      137,805          -          -             -             -
Conversion of Series K
 preferred stock          (24.20)   (242,000)  7,562,500      7,563      234,437          -          -             -             -
Shares issued for payment
 of preferred dividends                        2,513,198      2,513       71,716          -          -             -        74,230
Beneficial conversion
 feature of dividends
 paid with common shares       -           -           -          -       92,158          -          -             -        92,158
Preferred stock dividend
 accrual                       -           -           -          -            -          -          -       (219,640)    (219,640)
Exercise of stock options      -           -   6,590,000      6,590      106,310          -          -              -      112,900
Fair Value of Options
 Granted                       -           -           -          -      149,850          -          -              -      149,850
Contribution from
 Officers/Shareholder          -           -           -          -      415,992          -          -              -      415,992
Receipt of Shareholder
 Receivable                    -           -           -          -            -          -     10,000              -       10,000
Settlement of Dividends        -           -   2,701,287      2,701      412,114                                           414,815
Net loss                       -           -           -          -            -          -          -     (3,587,174)  (3,587,174)
----------------------------------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2002        273.40  $3,131,862 101,186,902  $ 101,187  $46,505,387  $       -   $      -  $ (55,575,596) $(5,837,159)
===================================================================================================================================






                The accompanying notes are an integral part of these
                        consolidated financial statements.

                                ESYNCH CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                                                      DECEMBER 31,
                                                                            --------------------------------
                                                                                2002               2001
                                                                            --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $ (3,587,174)     $( 7,225,788)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                 476,198           436,811
    Amortization and impairment of goodwill                                             -         2,467,434
    Amortization of debt discount                                                       -            88,247
    Loss on disposal of property and equipment                                    138,370            79,132
    Write off of acquisition costs                                                      -           250,085
    Change in allowance for doubtful accounts                                           -          (258,499)
    Stock issued for services, interest and settlements                           320,200           924,955
    Stock based compensation                                                    1,037,350           630,808
    Additional compensation on modification of warrants                                 -            20,344
    Forgiveness of debt                                                                 -          (545,874)
    Changes in operating assets and liabilities:
      Accounts receivable                                                          41,779            15,988
      Other receivables                                                                 -            (9,768)
      Prepaid expenses                                                                  -            22,154
      Other assets                                                                      -            34,030
      Accounts payable                                                          1,214,153          296,895
      Related party accounts payable                                              (59,359)           59,357
      Accrued liabilities                                                        (432,596)          606,814
                                                                        ---------------------  -------------
  NET CASH USED IN OPERATING ACTIVITIES                                         ( 851,079)       (2,106,875)
                                                                        ---------------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on loan to affiliate                                                      -           200,000
  Acquisition of property and equipment                                                 -            (8,007)
                                                                        ---------------------  -------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   -           191,993
                                                                        ---------------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                                 -         1,453,000
  Purchases of common stock                                                             -            (6,300)
  Proceeds from the exercise of options and warrants                              112,900           236,400
  Proceeds from issuance of preferred shares, net of costs                        581,203           177,000
  Proceeds from borrowings                                                         85,000            80,000
  Payment on capital lease obligation                                                   -           (20,435)
  Contributions from officer and shareholders                                     415,992                 -
  Preferred stock dividends                                                      (357,814)                -
  Payment on Receivable from Shareholder                                           10,000                 -
                                                                        ---------------------  -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       847,281         1,919,665
                                                                        ---------------------  -------------
NET INCREASE (DECREASE) IN CASH                                                   ( 3,798)            4,783
CASH - BEGINNING OF YEAR                                                            4,783                 -
                                                                        ---------------------  -------------
CASH - END OF YEAR                                                            $       985      $      4,783
                                                                        =====================  =============


SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTE 8


                The accompanying notes are an integral part of these
                        consolidated financial statements.

                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The primary activities of eSynch Corporation (eSynch or the Company) have consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring. The Company has curtailed all of these activities due to lack of financial resources.

Principles Of Consolidation - The accompanying consolidated financial statements include the accounts of eSynch and of its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use Of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at December 31, 2002 in the amount of $55,575,596. The Company has numerous judgments against it and is unable to pay its current liabilities. Management's plan's are to seek a merger for the Company and to request compromise of existing liabilities. Management does not anticipate that the Company can obtain additional debt or equity financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration Of Risk And Major Customers - The Company operates exclusively in the software industry; accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to a concentration of market risk. Sales to any customer in 2002 and 2001 did not exceed 10% of total sales.

Fair Values Of Financial Instruments - The amounts reported as accounts payable, accrued liabilities, and capital lease obligations are considered to be reasonable approximations of their fair values. The fair value estimates were estimated by management and were not based on comparable debt as the Company is unable to obtain outside financing..

Stock-Based Compensation - Stock-based compensation to employees is recognized and measured in accordance with the principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. This method recognizes compensation expense related to stock options granted to employees based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Compensation expense related to stock options granted to non-employees is determined based upon the fair value of the stock options on the date granted. Compensation relating to the options granted to employees is being recognized over the vesting period of the options. Stock-based compensation charged to operations was $1,037,850 and $630,808 for the years ended December 31, 2002 and 2001, respectively. The following table illustrates the effect on net loss and basic and diluted loss per share for the years ended December 31, 2002 and 2001 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                          2002           2001
                                                   -----------    -----------

Net loss, as reported                              $(3,587,174)   $(7,225,788)
Add: Stock-based employee compensation expense
 included in reported net loss                       1,037,850        630,808
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards                              (1,104,100)      (725,687)
                                                   -----------    -----------
Pro Forma, Net Loss                                 (3,653,424)   $(7,320,667)
                                                   ===========    ===========
Basic and diluted loss per common share:
  As reported                                      $     (0.05)   $     (0.33)
  Pro forma                                        $     (0.06)   $     (0.34)
                                                   ===========    ===========


                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Loss Per Share - Basic loss per common share is computed by dividing loss before extraordinary gain and net loss, both adjusted by preferred dividends, by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options convertible preferred stock and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share.

As of December 31, 2002 and 2001, there were 58.2 and 72.5 and shares of Series J convertible preferred shares, 18.3 and 42.5 and shares of Series K convertible preferred shares, 196.9 and 196.9 shares of Series M convertible preferred shares, respectively. As of December 31, 2002 and 2001, there were options and warrants to purchase 6,729,113 and 8,469,781 shares of common stock, respectively. These items were not included in the calculation of diluted loss per share for the years ended December 31, 2002 and 2001, as they would have been anti-dilutive, thereby decreasing the loss per share.

Revenue Recognition - The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, products purchased from publishers are accounted for as consigned product from publishers and the related cost is not reflected in the financial statements with the exception of software inventory owned by the Company. Revenue from DVD video encoding, compression and authoring and video-on-demand services is recognized when the product or services are completed, the products are transmitted or shipped to the customer and accepted by the customer.

New Accounting Standards - In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company will be required to apply the provisions of this standard to transactions occurring after December 31, 2002. The Company has elected not to adopt standard and has not reclassified the extraordinary gain from debt forgiveness in the accompanying 2001 financial statements. Other than classifying future debt forgiveness that may occur in loss before extraordinary gain, the adoption of this standard in 2003 is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. Statement No. 150 will require financial instruments that are mandatorily redeemable or that contain an obligation to repurchase the financial instrument be classified as liabilities. Statement No. 150 must be applied by the Company beginning July 1, 2003. The adoption of Statement No. 150 is not expected to have a material effect on the financial position of the Company.

NOTE 2-GOODWILL AND LONG-LIVED ASSETS

Kiss Software - Effective April 1, 1999, the Company completed the acquisition of Kiss Software Corporation, a California corporation engaged in the wholesale and retail distribution of computer and Internet utility software products. Amortization of goodwill recognized during the year ended December 31, 2001 was $1,635,009. Beginning in the fourth quarter of 2002, the Company wound down this sales activity of Kiss Software to reduce losses from operations. Sales for the
year ended December 31, 2002 were $145,707.   On February 1, 2003, the product
rights of Kiss Software Corporation were disposed of to James Budd for balance of all moneys due Mr. Budd. These rights were of minimal value.

At December 31, 2001, management evaluated the goodwill for impairment and, based on an analysis of estimated future cash flows, management determined that the goodwill was impaired. Accordingly, the Company recognized an impairment loss in the amount of the $762,485 to reduce the remaining un-amortized carrying value of the goodwill to its estimated discounted net future cash flows of zero.

Oxford Media - Effective September 30, 1999, the Company completed the acquisition of Oxford Media Corp. ("Oxford"), engaged in DVD video encoding, compression and authoring. At December 31, 2001, management evaluated the related goodwill for impairment and, based on an analysis of estimated future



                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



cash flows, management determined that the goodwill was impaired. Accordingly, the Company recognized an impairment loss in the amount of the $29,973 to reduce the remaining unamortized carrying value of the goodwill to its estimated discounted net future cash flows of zero. During the third quarter of 2002, the Company ceased the marketing and sales of its digital media products. Sales for these products were $26,292 for the year ended December 31, 2002.

The Company abandoned its property and equipment in 2002 and recognized an impairment loss of $135,784 and $79,132 in the years ended December 31, 2002 and 2001, respectively.

NOTE 3 -- NOTES RECEIVABLE FROM AFFILIATES

During January 2001, the Company collected $200,000 on a note receivable from and officer-director. Also during the year ended December 31, 2001, the Company collected $280,000 from eLiberation.com Corporation, a corporation owned by a former officer of the Company. The loan had been previously written-off and the collection was accounted for as a bad debt recovery during 2001.

During the years ended December 31, 2001, the Company advanced a total of $27,000 to certain members of management, respectively. Of the amounts advanced the Company received repayment of $12,000 in 2001. At December 31, 2001 amounts due from these members of management totaled $46,000 At December 31, 2001, the Company has the $46,000 reserved as uncollectible. During the year ended December 31, 2001 the Company wrote off $13,000 and the related reserve due to the departure of one of the officers from employment with the Company.

The Company loaned $250,085 to Streamedia Communications Inc. during the quarter ended March 31, 2001. The loans bear interest at 10% and were due on May 21, 2001. The loan was collateralized by 913,687 shares of Streamedia
Communications, Inc. common stock. At December 31, 2001 the Company reserved the receivable and accrued interest of $20,559 due to uncollectablity and the collateral being worthless.

NOTE 4 - EQUIPMENT

The Company abandoned its remaining equipment in the year ended December 31, 2002 and recognized an impairment loss of $135,784. During the year ended December 31, 2001 the Company disposed of certain property and equipment. The cost of the property and equipment disposed was $70,201 with accumulated depreciation of $42,243 and a loss on disposal of $27,958. In addition the Company wrote off leasehold improvements with a cost of $78,114 and accumulated amortization of $26,940 due to the vacating of the Company's previous corporate offices located in Tustin, California. The Company recorded an impairment loss of $51,174 related to the leasehold improvements.

Equipment consisted of the following at December 31, 2002 and 2001:

                                                2002              2001
                                              -------         ---------
     Furniture and fixtures                   $     -         $  28,647
     Computer equipment                             -           897,415
     Leasehold improvements                         -                 -
     Total Cost                                     -           926,062
     Less: Accumulated depreciation                 -          (562,096)
                                              -------         ---------
     Net Equipment                            $     -         $ 363,966
                                              =======         =========

Depreciation expense for the years ended December 31, 2002 and 2001 was $227,969 and $328,073, respectively.

NOTE 5 - TECHNOLOGY

During the year ended December 31, 2001, the Company acquired proprietary data encryption technology for use in its streaming media products and services business sector. In connection with the purchase of the technology, the Company issued 801,187 shares valued at $275,448 and made payments of $26,000 for the modification of the software. The technology combined a variety of advanced methods and gave the Company the ability to deliver simultaneous streaming media and downloading services in a fully secure, industry-standard environment. The acquired technology was used in combination with the Company's existing technologies in products and services. The Company amortized the cost of the


                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


technology over the estimated future cash inflows or three years, whichever resulted in the greater amount of amortization. During the year ended December 31, 2001, amortization expense was $75,362. The net value of the technology of $226,086 was included in other assets on the accompanying December 31, 2001 balance sheet. During the year ended December 31, 2002, the Company discontinued the use of the technology and amortized the balance of the cost of the technology.

NOTE 6 - ACCRUED LIABILITIES

In 2001, the Company reduced liabilities that had accrued at the time of the acquisition of Innovus Corporation by $545,874 based on liabilities for which the statute of limitations of four years had expired. The gain from forgiveness of debt during 2001 was accounted for as an extraordinary gain.

Included in accrued liabilities at December 31, 2002 and 2001 are $ 1,585,000 and $1,516,161, respectively, in obligations to state and federal governments for payroll taxes from the current year, from previous years and for estimated interest and penalties owing on such tax obligations. At December 31, 2002 and 2001 the Company has accrued salaries of $239,923 and $304,176, respectively. Some of these employees to whom the accrued salaries are due have obtained judgments against the Company for payment of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2002 and 2001, the Company withheld 401K contributions from employees' wages; however, these employee contributions were not contributed to the plan. At December 31, 2002 and 2001, amounts due to the plan were $43,467 and $42,011, respectively.

NOTE 7 - NOTES PAYABLE

During the year ended December 31, 2002, the Company borrowed $125,000 from an individual. The note is non-interest bearing, unsecured and due on demand. During 2002, an individual forgave a $40,000 note plus interest. During 2001, the Company issued 50,000 shares of common stock valued at $16,000 for interest and consideration to shareholder for making the loan. The value of the shares has been included in interest expense.

At December 31, 2002 and 2001, the Company has $450,000 due under a promissory note to Garfinkle Limited Partnership II ("GLP"), a company of a shareholder and a former member of the Board of Directors. The note bears an interest rate of 10%. The note was entered into on June 14, 2000 and was originally due on September 12, 2000. At December 31, 2000, the note was in default. During January 2001, the Company issued warrants to purchase 250,000 shares of common stock to GLP. The warrants were valued at $160,850 using the Black-Scholes option-pricing model. In return, GLP agreed to extend the terms of the note.

There was a collection action filed on May 9, 2002 by GLP wherein GLP alleged breach of the $450,000 promissory note. On August 21, 2002, the court granted GLP's application for right to attach order against the Company for the approximate sum of $528,696. Additionally, GLP filed a motion for summary judgment against the Company which is set for trial during August 2003.

Notes payable consisted of the following at December 31, 2002 and 2001:

                                                              2002       2001
                                                           ---------  ---------
10% Convertible note payable to a shareholder, unsecured,
  due on demand                                            $ 450,000  $ 450,000
7% Note payable to a shareholder, interest due quarterly,
  principal payable $14,754 quarterly, unsecured              77,150     77,150
12% Note payable to a shareholder, payable on demand,
  unsecured                                                        -     40,000
Non-interest bearing, unsecured note, due on demand          125,000          -
10% Note payable to a shareholder, payable on
 demand, unsecured                                            31,250     31,250
                                                           ---------  ---------
Total Notes Payable                                        $ 683,400  $ 598,400
                                                           =========  =========


                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SECURED CONVERTIBLE DEBENTURES

On December 7, 2000 the Company issued Secured Convertible Debentures ("Debentures") in the amount of $500,000. The Debentures bore interest rate at 8% per annum and were due on December 7, 2003. The Debentures became convertible into common stock on the date of issuance and were convertible into the number of shares of common stock determined by dividing the face amount of the debentures by the conversion price, computed as the lower of $1.375 per common share or 78% of the average of the three lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Debentures not converted on the third anniversary of the issuance date would automatically be converted into common stock, subject to extensions by the Company for certain events.

During the year ended December 31, 2001, holders of Debentures converted all $500,000 of the Debentures into 2,105,464 common shares including accrued interest, legal fees and penalties in the aggregate amount of $41,000. As a result of the conversion, none of the Debentures were outstanding at December 31, 2001.


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Supplemental Cash Flow Information - The Company paid $72,387 and $26,399 for interest during the years ended December 31, 2002 and 2001, respectively.

Noncash Investing And Financing Activities - During the year ended December 31, 2001, preferred shareholders and debenture holders converted $670,000 of Series J Preferred stock, $390,000 of Series K Preferred stock, $500,000 of Debentures into common stock. The Company accrued $370,129 of dividends on the preferred stock. The Company acquired $38,727 of computer equipment under a capital lease and wrote off leasehold improvements with a cost of $78,113 and accumulated amortization of $26,940. The Company disposed of property and equipment with a cost of $70,201 and accumulated depreciation of $42,243. The Company issued 444,444 shares of common stock in settlement of a note payable of $40,000. The Company issued 801,187 shares of common stock valued at $275,448 for encryption technology.

NOTE 9 - INCOME TAXES

There was no provision for, or benefit from, income taxes for any period presented. The components of the net deferred tax asset as of December 31, 2002 and 2001 were as follows:

                                             2002               2001
                                         ------------       -----------
     Operating loss carry forwards       $ 10,155,967       $ 8,817,952
     Valuation allowance                  (10,155,967)       (8,817,952)
                                         ------------       -----------
     Net Deferred Tax Asset              $          -       $         -
                                         ============       ===========

For income tax reporting purposes, the Company has net operating loss carry forwards in the amount of approximately $27,220,000 at December 31, 2002 that will expire beginning in the year 2011 through 2022. The valuation allowance increased by $1,338,015 and $1,636,646 during the years ended December 31, 2002 and 2001, respectively.

The following is a reconciliation of the tax benefit that would result from applying the federal statutory tax rate to pretax loss with the provision for income taxes for the years ended December 31, 2002 and 2001:

                                             2002              2001
                                         ------------      ------------
     Benefit at federal statutory
      rate (34%)                         $ (1,219,639)     $ (2,456,768)
     Amortization of goodwill                       -           675,015
     Impairment of goodwill                         -           319,361
     Stock-based compensation                 387,118           254,216
     Change in valuation allowance          1,338,015         1,636,646
     State tax benefit, net of federal
      tax effect                             (118,376)         (455,225)
     Other                                   (387,118)           26,755
                                         ------------      ------------

     Provision for Income Taxes          $          -      $          -
                                         ============      ============



                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY

Series J Convertible Preferred Stock - From August through October 1999, the Company issued 262.5 shares of Series J convertible preferred stock at a price of $10,000 per share in a private placement offering. The Series J convertible preferred stock is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $3.50 per common share or 80% of the average of the six lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series J convertible preferred shares not converted on the third anniversary of the issuance dates was automatically convertible into common stock, subject to extensions by the Company for certain events.

Dividends on the Series J convertible preferred stock are cumulative and accrue at the rate of 7% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends was determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable were estimated based on the fair value of the number of shares of common stock issuable using current conversion prices, and totaled $95,970 and $234,906 at December 31, 2002 and 2001, respectively. Series J convertible preferred stock dividends accrued during the years ended December 31, 2002 and 2010 were $ 33,250 and $119,017, respectively.

The Series J convertible preferred stock has a liquidation preference of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends.

During the years ended December 31, 2002 and 2001, holders of Series J convertible preferred stock converted a total of 14.3 and 67 preferred shares valued at $143,000 and $670,000, respectively, and received 5,195,175 and 1,568,310 common shares. Additional accrued dividends remain unpaid on converted Series J convertible preferred stock.

Series K Convertible Preferred Stock - In December 1999 and January 2000, the Company issued 200 shares of Series K convertible preferred stock at a price of $10,000 per share in a private placement offering. The Series K convertible preferred stock is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $3.50 per common share or 80% of the average of the six lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series K convertible preferred shares not converted on the third anniversary of the issuance dates was automatically convertible into common stock, subject to extensions by the Company for certain events.



                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Dividends on the Series K convertible preferred stock are cumulative and accrue at the rate of 7% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends was determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable were estimated based on the fair value of the number of shares of common stock issuable using the current conversion prices, and totaled $8,120 and $113,349 at December 31, 2002 and 2001, respectively. Series K convertible preferred stock dividends accrued during the years ended December 31, 2001 and 2000 were $4,060 and $61,890, respectively.

The Series K convertible preferred stock has a liquidation preference of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends upon 30 days notice.

During the years ended December 31, 2001 and 2000, holders of Series K Convertible Preferred Stock converted a total of 24.2 and 39 preferred shares valued at $242,000 and $390,000, respectively, and received 7,762,500 and 1,041,096 common shares, respectively.

Series M Convertible Preferred Stock - On December 7, 2000, the Company issued 168 shares of Series M convertible preferred stock. The Series M convertible preferred stock is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $1.375 per common share or 78% of the average of the three lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series M convertible preferred shares not converted on the third anniversary of the issuance dates will be automatically converted into common stock.

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

Dividends on the Series M convertible preferred stock are cumulative from January 22, 2001 and accrue at the rate of 8% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends was determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable were estimated based on the fair value of the number of shares of common stock issuable using current conversion prices, and totaled $75,573 and $189,222 at December 31, 2002 and 2001, respectively. Series M convertible preferred stock dividends accrued during the years ended December 31, 2002 and 2001 were $209,349 and $189,222.

The holders of Series M convertible preferred stock are entitled to a preference in the event the Company is liquidated. That preference is $10,000 per share, plus accrued and unpaid dividends.


                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Preferred Stock - The Series J convertible preferred stock, the Series K convertible preferred stock and the Series M convertible preferred stock are on a parity as to liquidation preferences but junior to the Debentures. Any and all of the remaining assets could be distributed to holders of junior securities (e.g., other shares of preferred stock or common stock), in order of seniority. A merger or acquisition of the Company can only be effected if the holders of the convertible preferred stock maintain their relative rights, preferences and privileges. A transaction that is inconsistent with this provision is prohibited. Holders of convertible preferred stock are not entitled to vote in the election of directors. The vote of holders of three-fourths of the convertible preferred stock outstanding is required, however, to reclassify any of the outstanding securities (e.g., a stock split), to make a distribution with respect to any stock that is junior to the convertible preferred stock (e.g., any dividend to holders of common stock), or to authorize any securities senior to the Series M convertible preferred.

Common Stock - During the year ended December 31, 2002, the Company issued common stock as follows: the issuance of 37,710,000 shares for services and compensation in the amount of $1,357,850, which was charged to stock issued for services expense, the issuance of 5,000,000 shares for the settlement of debt of $137,500, the issuance of 2,701,287 shares for the settlement of dividends valued at $414,818 and the issuance of 15,270,873 shares for the conversion of Series J and Series K convertible preferred stock as described above.

During 2002, option holders exercised 6,590,000 options to purchase shares of the Company's common stock. The total proceeds from the exercises were $112,900.

During the year ended December 31, 2001, the Company issued common stock as follows: the issuance of 6,142,068 shares for cash consideration of $1,453,000, the issuance of 4,557,357 shares for services in the amount of $745,186, which was charged to stock issued for services expense, the issuance of 444,444 shares for the settlement of debt of $40,000, the issuance of 458,559 shares for the settlement of accrued interest and penalties valued at $138,769, which was charged to interest expense, and the issuance of 801,187 shares in the amount of $275,448 as part of the acquisition of data encryption technology.

During 2001, option holders exercised 6,582,500 options and warrants to purchase shares of the Company's common stock. The total proceeds from the exercises were $236,400, net a $10,000 receivable from one of the shareholders, which amount was subsequently collected.

NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 3,000,000 shares of common stock. On September 6, 2002, the 1999 Stock Incentive Plan was amended to allow the granting of options for up to 12,750,000 shares of common stock. Under the 1998 Stock Option Plan, options may be granted to employees and consultants for up to 600,000 common shares. Options were also granted in exchange for options outstanding under stock option plans of Innovus and Kiss in connection with their purchases in prior years. The exercise prices of options under the plans and under individual option contract have generally been below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years.

In March 2002, the Company issued options to purchase 250,000 share of common stock at an exercise price of $0.04 per share. In August 2002, the Company issued options to purchase 1,750,000 shares of common stock at an exercise price of $0.03 per share. These options were issued under the 1999 Stock Incentive Plan to officers, directors, and employees of the Company.

A summary of the status of the Company's stock options as of December 31, 2002 and 2001 and changes during the years then ended are presented below:

                                               OPTIONS OUTSTANDING
                                             ---------------------
                                            2002            2001
                                    ---------------------  -------
                                                         WEIGHTED-               WEIGHTED-
                                                          AVERAGE                AVERAGE
                                                          EXERCISE               EXERCISE
                                                SHARES       PRICE    SHARES      PRICE
----------------------------------  ---------------------  -------  -----------  ---------
Outstanding at beginning of year               1,946,863   $  2.41   3,987,055   $2.52
  Granted                                      2,000,000      0.03           -       -
  Forfeited                                     (776,500)     0.96  (2,020,192)   2.31
  Expired                                       (200,000)     0.03           -       -
  Exercised                                     (200,000)     0.03     (20,000)   0.25
                                    ---------------------           -----------
Outstanding at end of year                     2,926,613      1.34   1,946,863    2.41
                                    =====================           ===========
Options exercisable at end of year             2,900,359      1.32   1,880,609    2.37
                                    =====================           ===========
Weighted-average fair value of
 options granted during year        $               0.01                          $  -
                                    =====================                       =======



                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about stock options outstanding at December 31, 2002:

                               OUTSTANDING                                     EXERCISABLE
                            ----------------                                   -----------
                                                           WEIGHTED-AVERAGE
                                                            ----------------
RANGE OF         NUMBER        REMAINING         WEIGHTED-AVERAGE   NUMBER       WEIGHTED-AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE     EXERCISABLE  EXERCISE PRICE
---------------- ------------  ----------------  -----------------  -----------  -----------------

0.01-0.04          1,800,000         2.14             $0.03       1,800,000        $0.03
0.25-0.50             61,900         5.32 years       $0.25          61,900        $0.25
2.11-2.63              9,713         4.38              2.11           9,713         2.11
3.63               1,055,000         7.57              3.63       1,028,746         3.63
            ----------------                                 --------------

0.01-3.63         2,926,617         7.57              3.72        2,900,359         3.72
            ================                                 ==============


The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002; dividend yield 0%; expected volatility of 214%; risk-free interest rate of 2.50%, expected life of the options of 2.48 years and underlying stock price $0.03

OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES

During the year ended December 31, 2002, the Company issued options under a consulting agreement for 3,390,000 shares of common stock for $0.01 per share. The shares vested immediately. The options were valued at $45,900 using the Black-Scholes option pricing model with the following weighted-average assumptions: 1.73% risk-free interest rate, 0% expected dividend yield, 143.4% volatility and 1.0 years, of which the entire amount was expensed during the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued options under a consulting agreement for 3,000,000 shares of common stock for $0.03 per share. The shares vested immediately. The options were valued at $103,950 using the Black-Scholes option pricing model with the following weighted-average assumptions: 1.73% risk-free interest rate, 0% expected dividend yield, 143.4% volatility and 1.0 years, of which the entire amount was expensed during the year ended December 31, 2002.

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

The options and warrants are exercisable for periods from two to ten years. The options and warrants are summarized as follows:

                                                          OPTIONS OUTSTANDING
                                               -------------------------------------------
                                                        2002              2001
                                               ---------------------  --------------------
                                                           WEIGHTED-             WEIGHTED
                                                           AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE
                                                 SHARES      PRICE     SHARES   PRICE
                                               ---------   -------   --------    -------

Outstanding at beginning of year .             1,615,000   $  2.41    1,365,000   $2.71
Granted.                                       6,390,000      0.02    6,500,000    0.05
Cancelled                                            -          -           -        -
Exercised                                     (6,390,000)     0.02   (6,250,000)   0.03
                                             -----------             ----------
Outstanding at end of year                     1,615,000      2.41    1,615,000    2.41
                                             ===========             ==========
Options exercisable at end of year             1,615,000      2.41    1,615,000    2.41
                                             ===========             ==========
Weighted-average fair value of
 options granted during year . . .  $               0.02             $  0.02
                                             ===========             =======


                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The following table summarizes information about non-employee stock options outstanding at December 31, 2002:




                                   OUTSTANDING                           EXERCISABLE
                              ----------------                           -----------
                                WEIGHTED-AVERAGE
RANGE OF              NUMBER         REMAINING      WEIGHTED-AVERAGE    NUMBER     WEIGHTED-
AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE   EXERCISABLE   EXERCISE
PRICE
----------------  -----------  -----------------  ----------------  -----------  ---------------
0.50 - 1.00.           750,000         4.25         $     0.53         7  50,000  $      0.53
1.25 - 2.00.           515,000         1.36               1.42           515,000         1.42
6.50 - 9.50.           350,000         1.09               7.89           350,000         7.89
              ----------------                                  ----------------

0.50- 9.50.          1,615,000          2.64              2.41         1,615,000         2.41
               ================                                   ================



Compensation from non-employee options and warrants was determined based on the fair value at the grant dates consistent with the method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Compensation relating to the options and warrants is being recognized over their vesting periods. Stock-based compensation charged to operations for non-employees was $149,850 and $608,158 for the years ended December 31, 2002 and 2001, respectively.

At December 31, 2001 and 2000, there were 2,496,875 warrants to purchase common stock outstanding, at exercise prices ranging from $0.50 to $12.36 that were issued in connection with purchase and financing transactions.

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



                                       FOR THE YEARS ENDING DECEMBER 31:
             2002                                        $    140,738
             2003                                              80,773
             2004                                               4,685
                                                        -------------

Total minimum payments                                       226,196
Less amount representing interest                            (29,089)
                                                        -------------

Present value of net minimum lease payments                  197,107
Less current portion                                         197,107
                                                        -------------

LONG-TERM CAPITAL LEASE OBLIGATION                      $          -
                                                        =============


                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



At December 31, 2002, the Company was in default on its capitalized lease obligations as a result of delinquent payments. The financial institutions have obtained judgments against the Company and the amount due is now recorded in accounts payable. The Company no longer has the equipment. As a result of these defaults, all of the Company's capitalized lease obligations were classified as current in the accompanying December 31, 2001 balance sheet.

Operating Lease - Until November of 2001, the Company leased office and warehouse facilities in Tustin California under a five-year agreement classified as an operating lease. Monthly minimum rental payments on the lease were $20,010 to be adjusted upwards by 4% for each succeeding year during the term of the lease. The Company terminated this lease and recognized an accrued liability for its remaining obligations herewith of $136,351 during the year ending December 31, 2001. The Company moved to a temporary multi-tenant office facility in Irvine, California, paying a rental rate of $6,000 per month under a month-to-month contract from November 1, 2001 to February 2002. In February 2002, the Company moved to Santa Ana, California where it leases office facilities under a fifteen-month agreement classified as an operating lease. Monthly minimum rental payments on the lease are $3,750. Additionally, the Company previously leased space for its computer servers and bandwidth. The lease had a term of two years and a minimum monthly payment of $4,110. In September of 2001, the Company moved its co-location operation from this facility to a new location in Irvine, California and canceled the lease. In November 2002, the Company entered into a month-to month lease in Irvine with a monthly rent payment of $1,000 per month.

Lease expense for the years ended December 31, 2002 and 2001 was $48,608 and $276,330 respectively.

Litigation - The Company was involved in several lawsuits that have resulted in judgments against the Company. All amounts claimed under these actions have been recorded in the accompanying financial statements, as described below.

In September 1999, a lawsuit was filed by C-Group in United States District Court, District of Maryland, against Intermark seeking $99,110 for goods that were claimed to be purchased by Intermark. In October 1999, the plaintiff amended the complaint and reduced the amount it is seeking to $81,326. In March 2001 a judgment was entered against Intermark in the amount of $133,658 related to the claim against Intermark which included $53,332 related to a claim against Softkat.

A collection action was filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note. On August 21, 2002 the court granted GLP's application for right to attach order against the Company for the approximate sum of $528,696. Additionally, GLP filed a motion for summary judgment against the Company which is presently set for trial in August 2003.

During the years 2001 and 2002, several lawsuits were filed against the Company generally for non-payment of amounts due. These lawsuits resulted in judgments against the Company totaling $1,138,000. All amounts have been recorded in the Company's financial statements as accounts payable. The Company is currently attempting to negotiate settlements with all creditors.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortuous adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action; accordingly, no accrual has been made for this claim. On May 16, 2003, the court granted multiple motions for summary judgment and summary adjudication in favor of the Company's directors and former directors. Mr. Watters has filed an appeal of that ruling which currently remains pending. The parties have stipulated to stay the balance of the case pending resolution of the appeal.


                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



On July 26, 2002 eSynch acquired irrevocable voting rights of NACIO Systems, Inc. ("NSI"), a California corporation. eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of NSI, subject to a successful completion of the plan of reorganization. eSynch Corporation, signed, but had not consummated, an agreement to acquire all of the outstanding capital stock of NSI. The acquisition was to be pursuant to an exchange of stock between holders of NSI stock and eSynch conducted in accordance with the original Plan of Reorganization of NSI under Chapter 11 of the U.S. Bankruptcy Code. NSI amended the Plan on April 25, 2003 which was approved by the Bankruptcy Court's on May 22, 2003 which ordered that the eSynch undo the previous acquisition of NSI capital stock and undo the stock issuance previously consummated by the Company and the common and preferred shareholders of NSI

The acquisition was to be pursuant to an exchange of stock in accordance with the original Plan of Reorganization of NSI. under Chapter 11 of the U.S. Bankruptcy Code. In February 2003, the Company issued 40,006,021 shares of common stock to the shareholders of NSI. NSI amended the Plan of Reorganization on April 25, 2003, which was approved by the Bankruptcy Court on May 22, 2003, and which ordered that the eSynch undo the acquisition. eSynch has subsequently received back 13,599,316 shares of its common stock and has cancelled those shares. The Company is endeavoring to recover the remaining 26,406,705 common shares but has not yet been successful and they remain outstanding. The Company has filed an application for order canceling the stock distributed to be heard on September 5, 2003.

Payroll And Payroll Tax Liabilities - Included in accrued liabilities at December 31, 2002 and 2001 are $ 1,585,000 and $1,516,161, respectively, in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At December 31, 2002 and 2001 the Company has accrued salaries of $239,923 and $304,176, respectively. Some of these employees have obtained judgments against the Company for payments of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At December 31, 2002 and 2001, amounts due to the plan were $43,467 and $42,011 respectively.

NOTE 13 - 401K PLAN

The Company has an optional 401K plan available for its employees. In order to qualify employees must have worked for the Company for at least one-hundred and eighty days and be at least twenty-one years of age. The employee may elect to invest up to ten percent of their pre-tax earnings. The Company agrees to match 75% of the employee's contributions up to four percent of their earnings and one percent of their earnings between four and ten percent of their earnings contributed. The Company made no contributions to the 401K plan in the years ending December 31, 2002 and 2001.

NOTE 14 - SUBSEQUENT EVENTS

On July 26, 2002 eSynch acquired irrevocable voting rights of Nacio Systems, Inc. ("NSI"). eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of Nacio, subject to a successful completion of the plan of reorganization. NSI is involved in managed hosting, managed services, connectivity and collocation services.

The acquisition was to be pursuant to an exchange of stock in accordance with the original Plan of Reorganization of NSI under Chapter 11 of the U.S. Bankruptcy Code. In February 2003, the Company issued 40,006,021 shares of common stock to the shareholders of NSI. NSI amended the Plan of Reorganization on April 25, 2003, which was approved by the Bankruptcy Court on May 22, 2003, and which ordered that the eSynch undo the acquisition. eSynch has subsequently received back 13,599,316 shares of its common stock and has cancelled those shares. The Company is endeavoring to recover the remaining 26,406,705 common shares but has not yet been successful and they remain outstanding. The Company has filed an application for order canceling the stock distributed to be heard on September 5, 2003.

During the period January 1, 2003 through August 14, 2002 the Company issued 9,713,000 shares of common stock for services valued at $609,000; 4,250,000 shares valued at $127,000 for payment of liquidated damages in connection with series J and M preferred stock; 28,000,000 shares for compensation valued at $625,000 and 550,000 shares issued pursuant to the excised of stock options.


                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



An action was taken by written consent dated July 15, 2003, by over 50% of the stockholders of the Company to provide for a stock combination (reverse split) of the common stock in an exchange ratio to be approved by the Board of Directors, ranging from one newly issued share for each two outstanding shares of common stock to one newly issued share for each forty outstanding shares of common stock and the approval of a name change for the Company from eSynch Corporation to Mergence Corporation.

In July 2003, the holders of all of the Company's outstanding Series J, K and M Preferred Stock agreed to exchange their preferred stock for 23,000,000 shares of the Company's common stock and agreed that the closing will take place simultaneously with the reverse spilt of the Company's common stock at a rate of 40 for 1.