Form 10QSB/A
period 2002-09-30
ESYNCH CORP/CA
filed 2003-08-27
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                    Amendment 1

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

                         COMMISSION FILE NUMBER 0-26790

                               ESYNCH CORPORATION
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                    87-0461856
-------------------------------                  --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)



                              One Technology Drive
                                   Building H
                                Irvine, CA 92618
                                ----------------
                    (Address of principal executive offices)

                                  (949) 753-0593
                                  --------------
                (Issuer's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

                State the number of shares outstanding of each of
                the issuer's classes of common equity, as of the
                  latest practicable date: at August 19, 2003:
                                   189,604,891

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
PART I  Financial Information                                                     2

Independent Auditors' Review Report                                               2

  Item 1. Financial Statements                                                    2

    Condensed Consolidated Balance Sheets as of September 30, 2002 and
     December 31, 2001 (Unaudited)                                                2

    Condensed Consolidated Statements of Operations for the Three and Nine
     Months Ended September 30, 2002 and 2001 (Unaudited)                         3

    Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 2002 and 2001 (Unaudited)                                4

    Notes to Condensed Consolidated Financial Statements (Unaudited)              5

   Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                           9

   Item 3.  Controls and Procedures                                              10

PART II Other Information                                                        11

   Item 1. Legal Proceedings                                                     11

   Item 2. Changes in Securities and Use of Proceeds                             12

   Item 6.  Exhibits and Reports on 8-K                                          12

   Signatures                                                                    13

Exhibits
   31.1   Certification                                                          14






                          PART I. FINANCIAL INFORMATION

RESTATED QUARTERLY REPORT AND FINANCIAL STATEMENTS

The original Form 10-QSB for the quarter ended September 30, 2002 included unaudited condensed financial statements that had not been reviewed in accordance with item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission. The unaudited condensed financial statements included in this filing have been restated and have been reviewed by independent auditors.

HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
 5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
   Phone: (801) 532-2200
    Fax: (801) 532-7944
      www.hbmcpas.com


                       INDEPENDENT AUDITOR'S REVIEW REPORT

To the Board of Directors and the Shareholders eSynch Corporation

We have reviewed the accompanying condensed consolidated balance sheet of eSynch Corporation and subsidiaries as of September 30, 2002, the related condensed consolidated statements of operations for the three months and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of eSynch Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated April 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 1 of the Company's audited financial statements as of December 31, 2001, and for the year then ended disclosed that the Company had incurred losses from operations and negative cash flows from operating activities and had accumulated a deficit at December 31, 2001 in the amount of $51,768,782. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that those matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2002, and for the three and nine months then ended, the Company continued to incur losses from operations and negative cash flows from operating activities, an accumulated deficit at September 30, 2002 in the amount of $55,372,783 and a working capital deficiency as well as a capital deficiency. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.



                                        HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
August 25, 2003

ITEM 1. FINANCIAL STATEMENTS.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                               September 30,      December 31,
                                                                   2002               2001
                                                                ------------      ------------
                                      ASSETS
Current Assets
    Cash                                                        $      1,804      $      4,783
    Accounts receivable, net of
    allowance for bad debt, of $0 and $31,150, respectively                -            41,779
                                                                ------------      ------------
        Total Current Assets                                           1,804            46,562

Property and equipment, net of accumulated depreciation                    -           363,966
Other assets, net of accumulated amortization                              -           250,602
                                                                ------------      ------------
     Total Assets                                               $      1,804      $    661,130
                                                                ============      ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                               2,524,172         1,148,646
    Accounts payable - related party                                       -            59,359
    Accrued liabilities                                            2,401,767         2,628,131
    Notes payable -                                                  683,400           598,400
    Capital lease obligation, current portion                              -           197,107
    Preferred dividends payable                                      136,312           537,477
                                                                ------------      ------------
        Total Current Liabilities                                  5,745,651         5,169,120
                                                                ------------      ------------

Stockholders' Deficit
    Series J convertible preferred stock - $10,000 stated
     value per share; 275 shares authorized; 58.2 shares
     and 72.5 shares outstanding, respectively; liquidation
     preference $457,000                                             457,000           600,000
    Series K convertible preferred stock - $10,000 stated
     value per share; 250 shares authorized; 18.3 shares
     and 42.5 shares outstanding, respectively; liquidation
     preference $183,000                                              58,000           300,000
    Series M convertible preferred stock - $10,000 stated
     value per share; 220 shares authorized; 196.9 shares
     and 169.9 shares outstanding, respectively; liquidation
     preference $1,969,000                                         2,616,862         2,616,862
    Undesignated preferred stock - $0.01 par value; 399,055
     shares authorized; no shares outstanding                              -                 -
    Common stock - $0.001 par value; 250,000,000 shares
     authorized, 100,886,902 shares and  36,914,742 shares
     issued and outstanding, respectively                            100,887            36,915
    Receivable from shareholder                                            -           (10,000)
    Additional paid-in capital                                    46,396,187        43,717,015
    Accumulated deficit                                          (55,372,783)      (51,768,782)
                                                                ------------      ------------
        Total Stockholders' Deficit                               (5,743,847)       (4,507,990)
                                                                ------------      ------------
    Total Liabilities and Stockholders' Deficit                 $      1,804      $    661,130
                                                                ============      ============


          See the accompanying notes to the condensed consolidated
                            financial statements.



                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the Three Months                For the Nine Months
                                          Ended September 30,                Ended September 30,
                                    ------------------------------     ------------------------------
                                        2002              2001              2002              2001
                                    ------------      ------------      ------------      ------------
Revenues
    Revenue                         $     58,150      $     81,710      $    201,701      $    284,718
    Cost of products sold                 37,129            27,012           109,759            92,627
                                    ------------      ------------      ------------      ------------
        Gross Profit                      21,021            54,698            91,942           192,091
                                    ------------      ------------      ------------      ------------

Operating and Other Expenses
    General and administrative           845,607           936,478         1,982,826         2,946,769
    Research and development             (14,000)           58,750            16,111           257,775
    Stock issued for services            174,000            49,038           317,200           339,928
    Stock based compensation             887,700             5,709         1,037,550           485,967
    Amortization of goodwill                   -           402,062                 -         1,239,597
    Interest expense, net                 48,827            34,280            58,958           195,609
    Impairment loss on assets
     disposed                            135,784                 -           135,784                 -
                                    ------------      ------------      ------------      ------------
      Total Operating and Other
        Expenses                      (2,077,918)        1,486,317        (3,548,429)        5,465,645
                                    ------------      ------------      ------------      ------------
Operating Profit/(Loss)               (2,056,897)       (1,431,619)       (3,456,487)       (5,273,554)

Other Income and Expense                  20,376            11,375            28,725           297,031
                                    ------------      ------------      ------------      ------------
Net Loss                              (2,036,521)       (1,420,244)       (3,427,762)       (4,976,523)

Preferred Dividends                     ( 43,526)          (60,284)         (176,239)         (489,896)
                                    ------------      ------------      ------------      ------------
Loss Applicable to Common Shares    $ (2,080,047)     $ (1,480,528)     $ (3,604,001)     $ (5,466,419)
                                    ============      ============      ============      ============

Basic and Diluted Loss per
    Common Share                    $      (0.03)     $      (0.06)     $      (0.05)     $      (0.26)
                                    ============      ============      ============      ============
Weighted-average number of
 common shares used in per
 share calculations                   76,732,172        26,119,179        67,999,058        21,175,515
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


                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      For the Nine Months
                                                                       Ended September 30,
                                                                  ----------------------------
                                                                      2002             2001
                                                                  -----------      -----------
Cash Flows from Operating Activities
  Net loss                                                        $(3,427,762)     $(4,976,523)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                                   476,198          398,217
      Amortization of goodwill                                             --        1,239,597
      Reversal of allowance for bad debt                                   --         (306,929)
      Impairment of property and equipment                            138,370           51,174
      Change in estimate on accrued liabilities and gain
        on forgiveness of debt                                       (420,356)
      Stock issued for services and stock based compensation        1,354,750          825,895
      Stock issued for interest payment                                    --           71,191
      Additional compensation for modification of warrants                 --           20,344
  Changes in operating assets and liabilities:
      Accounts receivable                                              41,779          (11,023)
      Other receivables                                                    --          262,962
      Prepaid expenses and other current assets                            --          (19,850)
      Accounts payable                                              1,375,526          453,515
      Related party accounts payable                                  (59,359)
      Accrued liabilities                                          (1,005,076)         682,646
                                                                  -----------      -----------
          Net Cash Used in Operating Assets                        (1,105,574)      (1,729,140)
                                                                  -----------      -----------
Cash Flows From Investing Activities
  Acquisition of property and equipment                                    --           (8,006)
                                                                  -----------      -----------
          Net Cash Used in Investing Activities                            --           (8,006)
                                                                  -----------      -----------
Cash Flows From Financing Activities
  Stock issued for cash                                                    --        1,413,000
  Proceeds from issuance of Preferred shares, net of costs            581,203          113,644
  Proceeds from the exercise of options and warrants                  112,900           86,400
  Proceeds from warrants issued in connection with Preferred               --           63,356
  Proceeds from borrowing                                              85,000           80,000
  Contributions from Officers-shareholders                            313,492
  Receivable from shareholder                                          10,000               --
  Payments on capital lease                                                --          (19,254)
                                                                  -----------      -----------
          Net Cash Provided by Financing Activities                 1,102,595        1,737,146
                                                                  -----------      -----------
Net Decrease in Cash                                                  (2,979)              --

Cash at Beginning of Period                                             4,783               --
                                                                  -----------      -----------
Cash at End of Period                                             $     1,804      $        --
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


                       ESYNCH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND NATURE OF OPERATIONS -

eSynch Corporation (the "Company") is in the process of a major transition. We are undergoing a series of transactions intended to transform the Company and to strategically move forward with new market opportunities that can better enhance shareholder value. The primary activities of eSynch Corporation, a Delaware corporation founded in 1994, have consisted of developing and marketing media rights management solutions, encryption and key-clearing services, video-on-demand services and video streaming through the Internet, software sales through the Internet, video encoding, compression and authoring, raising capital, and acquiring businesses. The Company also developed PC utility products, primarily for the Internet user. All of these activities have been curtailed due to lack of financial resources.

During the third quarter of 2002, the Company ceased the marketing and sales of its digital media products. Sales for these products were $26,292 for the nine months ended September 30, 2002.

During 2002, The Company continued sales of its utility software products including RamOptimizer, a PC utility for improving memory management, InvisibleFolders, a PC utility that allows end-users to easily hide any folder (or group of folders) with a simple keystroke combination, StartUpManager, a PC utility to help users manage their startup applications by reducing the amount of system resources opened at start up, and BroadbandWizard. These sales were done through Kiss Software Corporation. Beginning in the fourth quarter of 2002 to reduce continued operating losses, the Company wound down this sales
activity.  Sales for the nine months ended September 30, 2002 were$145,707.   On
February 1, 2003, the product rights of Kiss Software Corporation were disposed of to James Budd for balance of all moneys due Mr. Budd. These rights were of minimal value.

On July 26, 2002, eSynch acquired irrevocable voting rights of NACIO Systems, Inc. ("NSI"), a California corporation. eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of NSI, subject to a successful completion of the plan of reorganization. eSynch Corporation signed, but had not consummated, an agreement to acquire all of the outstanding capital stock of NSI. The acquisition was to be pursuant to an exchange of stock between holders of NSI stock and eSynch conducted in accordance with the original Plan of Reorganization of NSI under Chapter 11 of the U.S. Bankruptcy Code. NSI amended the Plan on April 25, 2003 which was approved by the Bankruptcy Court's on May 22, 2003 which ordered that the eSynch undo the previous acquisition of NSI capital stock and undo the stock issuance previously consummated by the Company and the common and preferred shareholders of NSI.

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

                                        7
1
An Action was taken by Written Consent dated July 15, 2003, over 50% of the Stockholders of the Company on the amendment to the Articles of Incorporation of the Company, as amended, to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each forty outstanding shares of Common Stock and the approval of a name change for the Company from eSynch Corporation to Mergence Corporation.

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

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB for 2002 filed August 22, 2003.

BUSINESS CONDITION - The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has a $5,743,847 working capital deficit and a capital deficit of $5,743,847 at September 30, 2002, has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at September 30, 2002 in the amount of $55,372,783. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock, convertible preferred stock or warrants. However, realization of the proceeds from these potential transactions is not assured. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CONCENTRATION OF RISK AND MAJOR CUSTOMERS - The Company operates exclusively in the software industry. Accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to concentrated market risk. Sales to any major customer in 2002 and 2001 were not significant.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as accounts payable, accrued liabilities and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were estimated by management and are not based on comparable debt as the Company is unable to obtain outside financing.

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants, options, Series J, Series K and Series M preferred stock and convertible notes payable except during loss periods when those potentially issuable common shares would decrease the loss per share. At September 30, 2002, there were 58.2 shares of Series J redeemable preferred stock, 18.3 shares of Series K redeemable preferred stock, 196.9 shares of Series M redeemable preferred stock and there were options and warrants to purchase 5,857,630 shares of common stock that were not included in the computation of diluted net loss per shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

REVENUE RECOGNITION - The Company recognizes service revenue upon performance of the service. For software products sold by the Company, revenue is recognized when delivered except for products sold through distributors for which revenue is recognized upon receipt of payment.

NOTE 2-ACCOUNTS PAYABLE

 During the years 2001 and 2002 several lawsuits were filed against the Company generally for non-payment of amounts due. These lawsuits resulted in Judgments against the Company totaling $1,138,000. All amounts have been recorded in the Company's financial statements as accounts payable. The Company is currently attempting to negotiate settlements with all creditors.

NOTE 3--ACCRUED LIABILITIES
Included in accrued liabilities at September 30, 2002 and 2001 are $ 1,585,000 and $1,516,161, respectively, in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At September 30, 2002 and 2001 the Company has accrued salaries of $ 239,923 and $304,176. Some of these employees have obtained judgments against the Company for payments of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At September 30, 2002 and 2001 amounts due to the plan were $43,467 and $42,011 respectively.

NOTE 4--NOTES PAYABLE RELATED PARTY AND NOTES PAYABLE


Notes payable consisted of the following:


                                                                           September 30,
                                                                     -------------------------
                                                                         2002          2001
                                                                     -------------  ----------
10% Convertible note payable to a shareholder; unsecured;
     due on demand                                                   $   450,000   $   450,000
7% Note payable to a shareholder; interest due quarterly; principal
     payable $14,754 quarterly beginning March 2001; unsecured            77,150        77,150
12% Note payables to a shareholders; payable on demand; unsecured
-    40,000    Non-interest bearing unsecured note due on demand         125,000             -
10% Note payables to a shareholders; payable on demand; unsecured         31,250        31,250
                                                                     -----------    ----------

TOTAL NOTES PAYABLE                                                  $   683,400    $  598,400
                                                                     ===========    ==========


NOTE 5--COMMITMENTS AND CONTINGENCIES

LITIGATION
The Company was involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.

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

There is a collection action filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note. On August 21, 2002 the court granted GLP's application for right to attach order against the company for the approximate sum of $528,696. Additionally, GLP filed a motion for summary judgment against the Company which is presently set for August 14, 2003.

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

PAYROLL AND PAYROLL TAX LIABILITIES - Included in accrued liabilities at December 31, 2002 and 2001 are $ 1,585,000 and $1,516,161, respectively, in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At December 31, 2002 and 2001 the Company has accrued salaries of $ 239,923 and $304,176.Some of these employees have obtained judgments against the Company for payments of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At December 31, 2002 2001, amounts due to the plan were $43,467 and $42,011 respectively.

CAPITAL LEASE

The Company entered into a lease for computer equipment during the year ended December 31, 2000. The lease is for thirty-six months and requires a monthly payment of $7,413. During the year ended December 31, 2001 the Company entered into an additional lease for computer equipment. The lease is for thirty-six months and requires a minimum monthly payment of approximately $1,171. The leases have been cancelled and the lessor has obtained a judgment against the Company and the amount is recorded in accounts payable.

NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2002, the Company issued Common Stock as follows: 34,610,000 shares for services and compensation in the amount of $1,067,200 which was charged to stock issued for services expense, the issuance of 5,000,000 for the settlement of debt of $137,500, 2,701,287 shares for the settlement of dividends valued at $414,815, and 15,270,873 for the conversion of Series J and Series K convertible preferred stock.

During the nine months ended September 30, 2002, shareholders exercised 6,390,000 options to purchase shares of the Company's common stock. The total proceeds from the exercises were $108,900.

During the nine months ended September 30, 2002 various officers of the Company contributed their services to the Company. The value of these services was deemed to be $170,660 based upon the officers' current wages. The $170,660 was reflected as an increase to additional paid in capital during the nine months ended September 30, 2002. The Company does not have an obligation to pay the
officers related to these services.   In addition a shareholder-officer forgave
loans to the Company totaling $100,832 and a shareholder forgave a note for $42,000 both of which was reflected as an increase to additional paid in capital.

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

In March 2002, the Company issued options to purchase 250,000 share of common stock at an exercise price of $0.04 per share. In August 2002, the Company issued options to purchase 1,750,000 of common stock at an exercise price of $0.03 per share. These options were issued under the 1999 Stock Incentive Plan to officers, directors, and employees of the Company.

During the nine months ended September 30, 2002, options to purchase 6,390,000 shares of common stock were exercised for $108,900 by non-employees.

During the nine months ended September 30, 2002 the Company granted options to purchase a total of 3,000,000 shares of common stock at exercise prices ranging from $0.01 to $0.025 to consultants of the Company. The options vest on the grant date and expire in 120 days. The options were valued at $149,850 using the Black-Scholes option-pricing model with the following weighted-average assumptions; 3.25% risk-free interest rate, 0% expected dividend yield, 147% volatility and 0.33 years. All amounts were expensed during the nine months ended September 30, 2002

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a negative tangible net worth at September 30, 2002 in the amount of $5,743,847.

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2002, sales were $58,151and $201,701 compared to $81,710 and $284,718 for the comparable periods of the prior year. The decrease in sales is attributable to the continued refocusing of the Company's business from software product sales to acquisition management and support activities. The cost of products sold in the three and nine months ended September 30, 2002 were $37,129 and $109,759 compared to $27,012 and $92,627 for the comparable periods of the prior year.

Operating losses for the three and nine months ended September 30, 2002 were $2,056,897 and $3,456,487 compared to operating losses of $1,431,619 and $5,273,554 for the comparable periods of the prior year. The operating results for the reported periods reflect recognition of all outstanding judgments against the Company.

The Company incurred net interest and other expenses of $48,827and $58,958 during the three and nine months ended September 30, 2002 compared to $34,280 and $195,609 for the comparable periods of the prior year.

The Company incurred expense stock issued for services expense of $174,000 and $317,200 during the three and nine months ended September 30, 2002 compared to $49,038 and $339,928 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $887,700 and $1,037,550 during the three and nine months ended September 30, 2002 compared to $5,709 and $485,967 for the comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had a deficit in working capital (current liabilities in excess of current assets) of $5,743,847.

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

                            PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company was involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.

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

There is a collection action filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note. On August 21, 2002 the court granted GLP's application for right to attach order against the company for the approximate sum of $528,696. Additionally, GLP filed a motion for summary judgment against the Company which is presently set for August 14, 2003.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

(a) The following securities were issued by the Company during the three months ended September 30, 2002 without registration under the Securities Act of 1933:

(i) 5,800,000 shares of Common Stock for services. (ii) 25,000,000 shares of Common Stock for compensation.
(iii) 2,701,287 shares of Common Stock as dividends on preferred stock.

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

Date: August 19, 2003

                               ESYNCH CORPORATION



By:  /S/ Thomas Hemingway
     ---------------------------------
     Thomas Hemingway, Chief Executive
        Officer  (Authorized Officer)


By:  /S/ T. Richard Hutt
     --------------------------------
     T. Richard Hutt, Chief Financial Officer