Form 10QSB
period 2003-03-31
ESYNCH CORP/CA
filed 2003-08-27
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   --- OF 1934

                  For the quarterly period ended March 31, 2003

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

                                  (949)753-0593
                                  -------------
                (Issuer's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

                State the number of shares outstanding of each of
                the issuer's classes of common equity, as of the
                  latest practicable date: at August 19, 2003:
                                   189,604,891
       Transitional Small Business Disclosure Format (Check one): Yes No X

                                       ESYNCH CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)


                                                                            MARCH 31,     DECEMBER 31,
                                                                               2003           2002
                                                                          -------------  --------------
                                                      ASSETS
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $          -   $         985
                                                                          -------------  --------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .            -             985
                                                                          -------------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             985
                                                                          =============  ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,610,756       2,559,906
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     2,443,557       2,415,175
  Notes payable       . . . . . . . . . . . . . . . . . . . . . . . . . .       683,400         683,400
  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . .       223,014         179,663
                                                                          -------------  --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .     5,960,727       5,838,144
                                                                          -------------  --------------

STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated value per share;
     275 shares authorized; 58.2 shares outstanding,
     liquidation preference of $582,000;. . . . . . . . . . . . . . . . .       457,000         457,000
   Series K convertible preferred stock - $10,000 stated value per share;
     250 shares authorized; 18.3 shares outstanding,
     liquidation preference of $183,000 . . . . . . . . . . . . . . . . .        58,000          58,000
  Series M convertible preferred stock - $10,000 stated value per share;
     220 shares authorized; 196.9 shares outstanding;
     liquidation preference of ($1,969,000) . . . . . . . . . . . . . . .     2,616,862       2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055 shares
     authorized; no shares outstanding. . . . . . . . . . . . . . . . . .            -               -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
    142,986,902 and 101,186,902 shares issued and outstanding . . . . . .       142,986         101,187
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    47,752,088      46,505,388
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (56,987,663)    (55,575,596)
                                                                          -------------  --------------
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . .    (5,960,727)     (5,837,159)
                                                                          -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . $              $          985
                                                                          =============  ==============


       The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        2



                             ESYNCH CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                         ---------------------------
                                                             2003           2002
                                                         ------------   ------------
REVENUE.  . . . . . . . . . . . . . . . . . . . . . . .  $         -    $   100,637
COST OF PRODUCTS SOLD . . . . . . . . . . . . . . . . .            -         65,889
                                                         ------------   ------------
    GROSS PROFIT. . . . . . . . . . . . . . . . . . . .            -         34,798
                                                         ------------   ------------
OPERATING AND OTHER EXPENSES
  General and administrative. . . . . . . . . . . . . .       66,835        424,201
  Research and development. . . . . . . . . . . . . . .                      15,111
  Shares issued for services. . . . . . . . . . . . . .      677,500         85,600
  Stock-based compensation to employees . . . . . . . .      611,000         45,900
  Interest expense. . . . . . . . . . . . . . . . . . .       13,381         14,536
                                                         ------------   ------------
    TOTAL OPERATING AND OTHER EXPENSES. . . . . . . . .   (1,368,716)      (585,348)
                                                         ------------   ------------
OTHER INCOME. . . . . . . . . . . . . . . . . . . . . .            -         14,245
                                                         ------------   ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . .   (1,368,716)      (536,305)
PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . .      (43,351)       (66,036)
                                                         ------------   ------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS. . . . . . . . .  $(1,412,067)   $  (602,341)
                                                         ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE . . . . . . . .  $     (0.01)   $     (0.01)
                                                         ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES. . . . . . . .
   USED IN PER SHARE CALCULATION. . . . . . . . . . . .   120,237,402    46,891,253
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



                                        3



                            ESYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                          --------------------------
                                                                               2003         2002
                                                                          -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(1,368,716)  $  (536,305)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .           -       109,443
    Forgiveness of accrued liability. . . . . . . . . . . . . . . . . . .           -        (8,349)
    Stock issued for services and debt forgiveness. . . . . . . . . . . .     677,500        85,600
    Stock based compensation. . . . . . . . . . . . . . . . . . . . . . .     611,000        45,900
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .           -        21,909
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      50,850         1,200
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .      28,381       105,871
                                                                          -----------   -----------
  NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .        (985)     (174,731)
                                                                          -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in checks issued in excess of cash in bank. . . . .           -        12,531
  Related party accounts payable. . . . . . . . . . . . . . . . . . . . .           -        22,471
  Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . . . .           -       125,000
  Proceeds from shareholder receivable. . . . . . . . . . . . . . . . . .           -        10,000
                                                                          -----------   -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . .           -       170,002
                                                                          -----------   -----------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . .        (985)       (4,783)
CASH - BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .         985         4,783
                                                                          -----------   -----------
CASH - END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . $         -   $         -
                                                                          ===========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTE

      The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        4



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

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on August 22, 2003.

Business Condition - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at March 31, 2003 in the amount of $55,987,663, and has a working capital deficiency and a capital deficiency of $5,960,727 at March 31, 2003. The Company has numerous judgments against it and is unable to pay its current liabilities. Management's plan's are to seek a merger for the Company and to request compromise of existing liabilities. Management does not anticipate that the Company can obtain additional debt or equity financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

New Accounting Standards - The Company adopted FASB Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections on January 1, 2003. Among other provisions, this statement modified the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they are not unusual and infrequent. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. Statement No. 150 will require financial instruments that are mandatory redeemable or that contain an obligation to repurchase the financial instrument to be classified as liabilities. Statement No. 150 must be applied by the Company beginning July 1, 2003. The adoption of Statement No. 150 is not expected to have a material effect on the financial position of the Company.

NOTE 2-GOODWILL AND LONG-LIVED ASSETS

Kiss Software - On February 1, 2003, the product rights of Kiss Software Corporation were disposed of to James Budd for balance of all moneys due Mr. Budd. These rights were of minimal value.

NOTE 3-ACCRUED LIABILITIES

Included in accrued liabilities at March 31, 2003 is $ 1,615,000 in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At March 31, 2003 the Company has accrued salaries of $ 239,923. ..Some of these employees have obtained judgments against the Company for payments of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At March 31, 2003 amounts due to the plan were $43,467.

NOTE 4-NOTES PAYABLE

During the three months ended March 31, 2003, there were no payments on or changes to notes payable.

NOTE 5-COMMITMENTS AND CONTINGENCIES

Litigation - The Company was involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.

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

A collection action was filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note. On August 21, 2002 the court granted GLP's application for right to attach order against the company for the approximate sum of $528,696. Additionally, GLP filed a motion for summary judgment against the Company which was granted in August 2003.

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

NOTE 6-STOCKHOLDERS' DEFICIT

During the three months ended March 31, 2003, the Company issued Common Stock as follows: 20,000,000 shares for compensation valued at $600,000; 17,000,000 shares to consultants for services valued at $550,000; 4,250,000 shares to Preferred Stock holders for dividends and liquidated damages of $127,500 and 550,000 shares under the exercise of stock options valued at $11,000.

On July 26, 2002 eSynch acquired irrevocable voting rights of Nacio Systems, Inc. ("Nacio"). eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of Nacio, subject to a successful completion of the plan of reorganization. Nacio is involved in managed hosting, managed services, connectivity and collocation services.

The acquisition was to be pursuant to an exchange of stock in accordance with the original Plan of Reorganization of Nacio Systems, Inc. under Chapter 11 of the U.S. Bankruptcy Code. In February 2003, the Company issued 40,006,021 shares of common stock to the shareholders of Nacio. Nacio amended the Plan of Reorganization on April 25, 2003, which was approved by the Bankruptcy Court on May 22, 2003, and which ordered that the eSynch undo the acquisition. eSynch has subsequently received back 13,599,316 shares of its common stock and has cancelled those shares. The Company is endeavoring to recover the remaining 26,406,705 common shares but has not yet been successful and they remain outstanding.

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

During the three months ended March 31, 2003 the Company granted no stock options or warrants. Stock options for 550,000 shares were exercised during the quarter ended March 31, 2003.

NOTE 8-SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2003, the Company issued Common Stock as follows: 20,000,000 shares for compensation valued at $600,000; 17,000,000 shares to consultants for services valued at $550,000; 4,250,000 shares to Preferred Stock holders for dividends and liquidated damages of $127,500 and 550,000 shares under the exercise of stock options valued at $11,000.

NOTE 9 - SUBSEQUENT EVENT

Subsequent to the three months ended March 31, 2003, the Company issued Common Stock as follows: 8,000,000 shares for compensation valued at $40,000 and 8,420,000 shares to consultants for services valued at $63,800.

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

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 2002 found in the Company's Form 10-KSB dated August 22, 2003.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating

During the three months ended March 31, 2003, net sales were $ -0- compared to $100,687 for the comparable period of the prior year. The decrease in sales was attributable to the continued refocusing on new business and discontinuing non-profitable operations.

Operating losses for the three months ended March 31, 2003 were $1,368,716 compared to an operating loss of $ 536,305 for the comparable period of the prior year. The operating losses included $1,288,500 for stock issuances.

Interest expense was $13,381 during the three months ended March 31, 2003, compared to interest expense of $14,536 for the comparable period of the prior year.

The Company incurred stock based compensation expense of $611,000 during the three months ended March 31, 2003, compared to
 $ 45,900 for the comparable period of the prior year. Stock issued for services was $677,500 for the three months ended March 31, 2003 versus $85,600 for the same period in the previous year.

Liquidity and Capital Resources

At March 31, 2003, the Company had negative working capital of $5,960,727.

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

A collection action was filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note. On August 21, 2002 the court granted GLP's application for right to attach order against the company for the approximate sum of $528,696. Additionally, GLP filed a motion for summary judgment against the Company which was granted in August 2003.

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


Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the three months ended March 31, 2003 without registration under the Securities Act of 1933:

17,000,000 shares issued for services; 20,000,000 for stock compensation; 4,250,000 shares for payment of liquidated damages and 550,000 shares for exercise of stock options.


a) Exhibits


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

10.26(11)       Form  of  Warrant  to  Purchase  Shares  of  Common Stock of the
                Registrant  related  to  the  sale  of  Series  M Convertible
                Preferred  Stock.

31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification of Chief Executive Officer of Periodic Financial
                  Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2              Certification of Chief Financial Officer of Periodic Financial
                  Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

(99.1) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed June 25, 1999.
(99.2) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed January 26, 2001.
(99.3) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed March 1, 2001.
(99.4) Incorporated by reference to exhibit 99 to the Company's Form 8-K filed April 9, 2001.
(99.5) Incorporated by reference to exhibit 99 to the Company's Form 10-K filed April 16, 2002.
99.5) Incorporated by reference to exhibit 99 to the Company's Form 10-K filed August 22, 2003..








                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ESYNCH CORPORATION



Date: August 25, 2003         By: /s/ T. Richard Hutt
                                  ---------------------------------
                                  T. Richard Hutt
                                  Secretary and Chief Financial
                                  Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)