Form 10QSB
period 2003-06-30
ESYNCH CORP/CA
filed 2003-08-27
CIK 859915

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                 --- OF 1934

                 For the quarterly period ended June 30, 2003

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


                             One Technology Drive
                                  Building H
                               Irvine, CA 92618
                   (Address of principal executive offices)

                                 (949)753-0593
               (Issuer's telephone number, including area code)

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


                                       ESYNCH CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)

                                                                                     June 30,       DECEMBER 31,
                                                                                       2003            2002
                                                                                   -------------  --------------

                                                      ASSETS
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $         985
                                                                                   -------------  --------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            985
                                                                                   -------------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            985
                                                                                   =============  ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,527,708       2,559,906
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,471,937       2,415,175
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       718,400         683,400
  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . .       266,365         179,663
                                                                                   -------------  --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .     5,984,410       5,838,144
                                                                                   -------------  --------------

STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated value per share;
     275 shares authorized; 58.2 shares outstanding;
     liquidation preference of $582,000 . . . . . . . . . . . . . . . . . . . . .       457,000         457,000
   Series K convertible preferred stock - $10,000 stated value per share;
     250 shares authorized; 18.3 shares outstanding,
     liquidation preference of $ 183,000  . . . . . . . . . . . . . . . . . . .          58,000          58,000
  Series M convertible preferred stock - $10,000 stated value per share;
     220 shares authorized; 196.9 shares and 196.9 shares outstanding;
     liquidation  preference of $1,969,000. . . . . . . . . . . . . . . . . . . .     2,616,862       2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055 shares
     authorized; no shares outstanding. . . . . . . . . . . . . . . . . . . . . .             -               -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
     146,186,902 and 101,186,902 shares issued and outstanding . . . . . . . . .        146,186         101,187
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .    47,782,888      46,505,388
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (57,045,348)    (55,575,596)
                                                                                   -------------  --------------
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . . . . .    (5,984,410)     (5,837,159)
                                                                                   -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $          -   $         985
                                                                                   =============  ==============

       The accompanying notes are an integral part of these condensed consolidated financial statements.



                                  ESYNCH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                      For the Three Months       For the Six Months
                                            Ended June 30,            Ended June 30,
                                      ------------------------  ------------------------
                                          2003        2002         2003         2002
                                      -----------  -----------  -----------  -----------
Revenues
    Revenue                           $         -  $    42,864  $         -   $   143,551
    Cost of products sold                       -        6,741            -        72,630
                                      -----------  -----------  -----------  ------------
        Gross Profit                            -       36,133            -        70,921
                                      -----------  -----------  -----------  -----------

Operating and Other Expenses
    General and administrative             86,924      704,669      153,759     1,137,219
    Research and development                    -       15,000            -        30,111
    Stock issued for services              24,000       57,600      701,500       143,200
    Stock based compensation-              10,000      103,950      621,000       149,850
    Interest expense, net                  13,381        9,840       26,762        10,131
    Extraordinary gain                   (119,972)           -     (119,972)       (8,349)
                                       -----------  -----------  -----------  -----------
      Total Operating and Other
        Expenses                           14,333      891,059    1,53830049   1,462,162
                                       -----------  -----------  -----------  -----------
Net Loss                                  (14,333)     (8544936  (1,383,049)  (1,391,241)

Preferred Stock Dividends                 (43,351)     (66,677)     (86,702)    (132,713)
                                       -----------  -----------  -----------  -----------
Loss Applicable to Common Shares      $(   57,684) $  (921,613) $(1,469,751) $(1,523,954)
                                       ===========  ===========  ===========  ===========

Basic and Diluted Loss per
    Common Share                      $     (0.02)  $    (0.02) $     (0.01 $     (0.03)
                                       ===========  ===========  ===========  ===========
Weighted average number of
 common shares used in per
 share calculations                    145,388,902   57,539,054   131,359,473   52,244,567
                                       ===========  ===========   ===========  ===========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ESYNCH CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                             Ended June 30,
                                                                       -------------------------
                                                                             2003          2002
                                                                       -----------    ----------
Cash Flows from Operating Activities
  Net Loss                                                            $(1,503,021)   $(1,391,242)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                      272,273
      Stock Issued for services and stock based compensation            1,322,500        293,050
      Forgiveness of accounts payable                                     119,972
  Changes in operating assets and liabilities:
      Accounts receivable                                                                  8,986
      Accounts payable                                                    (32,198)       187,463
      Accrued liabilities                                                  56,762        389,900
                                                                       -----------    -----------
          Net Cash Used in Operating Assets                              ( 35,985)    (  239,570)

Cash Flows From Investing Activities
  Acquisition of property and equipment                                                   (2,370)

                                                                       -----------    -----------
          Net Cash Used in Investing Activities                                           (2,370)

Cash Flows From Financing Activities
  Proceeds from issuance of Preferred shares, net of costs                               108,900
  Proceeds from shareholder receivable                                                    10,000
  Proceeds from borrowing                                                  35,000        125,000
                                                                      -----------     ----------
          Net Cash Provided by Financing Activities                        35,000        243,900
                                                                      -----------     ----------
Net Increase (decrease) in Cash                                              (985)         1,960

Cash at Beginning of Period                                                   985          4,783
                                                                      -----------     ----------
Cash at End of Period                                                 $       -       $    6,743
                                                                      ===========     ==========

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

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB dated August 22, 2003

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at June 30, 2003 in the amount of $57,045,348. The Company has numerous judgments against it and is unable to pay its current liabilities. Management's plan's are to seek a merger for the Company and to request compromise of existing liabilities. Management does not anticipate that the Company can obtain additional debt or equity financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2003, there were outstanding 58.2 Series J convertible preferred shares, 18.3 Series K convertible preferred shares, 196.9 Series M convertible preferred shares. As of June 30, 2003, there were options and warrants outstanding to purchase 6,179,113 shares of common stock. These items were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2003, as they would have been anti-dilutive.

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

 In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. Statement No. 150 will require financial instruments that are mandatory redeemable or that contain an obligation to repurchase the financial instrument be classified as liabilities. Statement No. 150 must be applied by the Company beginning July 1, 2003. The adoption of Statement No. 150 is not expected to have a material effect on the financial position of the Company.

NOTE 2-ACCRUED LIABILITIES

Included in accrued liabilities at June 30 2003, are $1,645,000 in obligations to state and federal governments for payroll taxes, from the current period and from previous years, estimated interest and penalties owing on such tax obligations. At June 30, 2003 the Company has accrued salaries of $ 239,923. Some of these employees have obtained judgments against the Company for payments of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At June 30, 2003 amounts due to the plan were $43,467.

NOTE 3-NOTES PAYABLE

During the three months ended June 30, 2003 the Company borrowed $35,000 from shareholders on an unsecured demand note with interest at 10%.

NOTE 4-COMMITMENTS AND CONTINGENCIES

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

NOTE 5-STOCKHOLDERS' DEFICIT

During the six months ended June 30, 2003, the Company issued Common Stock as follows: 22,000,000 shares for compensation valued at $610,000; 18,200,000 shares to consultants for services valued at $574,000; 4,250,000 shares to Preferred Stock holders for dividends and liquidated damages of $127,500 and 550,000 shares under the exercise of stock options valued at $11,000.

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

During the six months ended June 30, 2003 the Company granted no stock options or warrants. Stock options for 550,000 shares were exercised during the quarter ended March 31, 2003.

NOTE 7-SUPPLEMENTAL CASH FLOW INFORMATION
..
During the three months ended June 30, 2003 the Company borrowed $35,000 from shareholders on an unsecured demand note with interest at 10%.

During the six months ended June 30, 2003, the Company issued Common Stock as follows: 22,000,000 shares for compensation valued at $610,000; 18,200,000 shares to consultants for services valued at $574,000; 4,250,000 shares to Preferred Stock holders for dividends and liquidated damages of $127,500 and 550,000 shares under the exercise of stock options valued at $11,000.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to June 30,2002, the Company issued Common Stock as follows:
6,000,000 shares for compensation valued at $30,000 and 7,200,000 shares to consultants for services valued at $39,800.

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating

During the three months and six months ended June 30, 2003 net sales were $ - 0- compared to $42,864 and $143,551 for the comparable periods of the prior year. The decrease in sales was attributable to the continued refocusing on new business and discontinuing non-profitable operations.

Operating losses for the three months and six months ended June 30, 2003 were $134,305 and $1,503,021 compared to an operating loss of $929,486 and $ $1,399,590 for the same periods of the prior year. The operating losses for the six months ended June 30, 2003 included $1,321,500 for stock issuances and the balance was $181,521.

During the three and six months ended June 30, 2003 interest expense was $13.381 and $26,762 compared to interest expense of $21,090 and $ 10,131 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $10,000 and $621,000 during the three and six months ended June 30, 2003, compared to $ -0- and $ 45,900 for the comparable periods of the prior year. Stock issued for services was $24,000 and $677,500 for the three and six months ended June 30, 2003 versus $161,550 and $247,150 for the same periods in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30,, 2003, the Company had negative working capital of $5,984,410.

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


ITEM 2 - CHANGES IN SECURITIES:

(a) The following securities were issued by the Company during the six months ended June 30, 2003 without registration under the Securities Act of 1933:

18,200,000 shares issued for services; 22,000,000 for stock compensation; 4,250,000 shares for payment of liquidated damages and 550,000 shares for exercise of stock options.

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

                              ESYNCH CORPORATION


Date: August 25, 2003         By: /s/ T. Richard Hutt
                                  ----------------------------------------------
                                  T. Richard Hutt
                                  Secretary and Chief Financial
                                  Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)