Form 10QSB/A
period 2002-09-30
ESYNCH CORP/CA
filed 2003-09-11
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
 				  Amendment No. 2

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

                State the number of shares outstanding of each of
                the issuer's classes of common equity, as of the
                  latest practicable date: at September 10, 2003:
                                   197,317,504

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

Note 1 of the Company's audited financial statements as of December 31, 2001, and for the year then ended disclosed that the Company had incurred losses from operations and negative cash flows from operating activities and had accumulated a deficit at December 31, 2001 in the amount of $51,768,782. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2002, and for the three and nine months then ended, the Company continued to incurred losses from operations and negative cash flows from operating activities, accumulated a deficit at September 30, 2002 in the amount of $55,372,783 and had a working capital deficiency and a capital deficiency. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.



                                        HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
August 25, 2003

ITEM 1. FINANCIAL STATEMENTS.

                       ESYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                               September 30,      December 31,
                                                                   2002               2001
                                                                ------------      ------------
                                      ASSETS
Current Assets
    Cash                                                        $      1,804      $      4,783
    Accounts receivable, net of
    allowance for bad debt, of $0 and $31,150, respectively                -            41,779
                                                                ------------      ------------
        Total Current Assets                                           1,804            46,562

Property and equipment, net of accumulated depreciation                    -           363,966
Other assets, net of accumulated amortization                              -           250,602
                                                                ------------      ------------
     Total Assets                                               $      1,804      $    661,130
                                                                ============      ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                               2,524,172         1,148,646
    Accounts payable - related party                                       -            59,359
    Accrued liabilities                                            2,401,767         2,628,131
    Notes payable                                                    683,400           598,400
    Capital lease obligation		                                   -           197,107
    Preferred dividends payable                                      136,312           537,477
                                                                ------------      ------------
        Total Current Liabilities                                  5,745,651         5,169,120
                                                                ------------      ------------

Stockholders' Deficit
    Series J convertible preferred stock - $10,000 stated
     value per share; 275 shares authorized; 58.2 shares
     and 72.5 shares outstanding, respectively; liquidation
     preference $457,000                                             457,000           600,000
    Series K convertible preferred stock - $10,000 stated
     value per share; 250 shares authorized; 18.3 shares
     and 42.5 shares outstanding, respectively; liquidation
     preference $183,000                                              58,000           300,000
    Series M convertible preferred stock - $10,000 stated
     value per share; 220 shares authorized; 196.9 shares
     and 169.9 shares outstanding, respectively; liquidation
     preference $1,969,000                                         2,616,862         2,616,862
    Undesignated preferred stock - $0.01 par value; 399,055
     shares authorized; no shares outstanding                              -                 -
    Common stock - $0.001 par value; 250,000,000 shares
     authorized; 101,153,468 shares and  36,914,742 shares
     issued and outstanding, respectively                            101,153            36,915
    Receivable from shareholder                                            -           (10,000)
    Additional paid-in capital                                    46,395,921        43,717,015
    Accumulated deficit                                          (55,372,783)      (51,768,782)
                                                                ------------      ------------
        Total Stockholders' Deficit                               (5,743,847)       (4,507,990)
                                                                ------------      ------------
    Total Liabilities and Stockholders' Deficit                 $      1,804      $    661,130
                                                                ============      ============


          See the accompanying notes to the condensed consolidated
                            financial statements.



                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the Three Months                For the Nine Months
                                          Ended September 30,                Ended September 30,
                                    ------------------------------     ------------------------------
                                        2002              2001              2002              2001
                                    ------------      ------------      ------------      ------------
Revenues
    Revenue                         $     58,150      $     81,710      $    201,701      $    284,718
    Cost of products sold                 37,129            27,012           109,759            92,627
                                    ------------      ------------      ------------      ------------
        Gross Profit                      21,021            54,698            91,942           192,091
                                    ------------      ------------      ------------      ------------

Operating and Other Expenses
    General and administrative           845,607           936,478         1,983,157         2,946,769
    Research and development             (14,000)           58,750            16,111           257,775
    Stock issued for services            174,000            49,038         1,204,569           339,928
    Stock based compensation             887,700             5,709           149,850           485,967
    Amortization of goodwill                   -           402,062                 -         1,239,597
    Interest expense, net                 48,827            34,280            58,958           195,609
    Impairment loss on assets
     disposed                            135,784                             135,784
                                    ------------      ------------      ------------      ------------
      Total Operating and Other
        Expenses                      (2,077,918)        1,486,317        (3,548,429)        5,465,645
                                    ------------      ------------      ------------      ------------
Operating Profit(Loss)                (2,056,897)       (1,431,619)       (3,456,487)       (5,273,554)

Other Income and Expense                  20,376            11,375            28,725           297,031
                                    ------------      ------------      ------------      ------------
Net Loss                              (2,036,521)       (1,420,244)       (3,427,762)       (4,976,523)

Preferred Dividends                     ( 43,526)          (60,284)         (176,239)         (489,896)
                                    ------------      ------------      ------------      ------------
Loss Applicable to Common Shares    $ (2,080,047)     $ (1,480,528)     $ (3,604,001)     $ (5,466,419)
                                    ============      ============      ============      ============

Basic and Diluted Loss per
    Common Share                    $      (0.03)     $      (0.06)     $      (0.05)     $      (0.26)
                                    ============      ============      ============      ============
Weighted-average number of
 common shares used in per
 share calculations                   76,732,172        26,119,179        67,999,058        21,175,515
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


                       ESYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      For the Nine Months
                                                                       Ended September 30,
                                                                  ----------------------------
                                                                      2002             2001
                                                                  -----------      -----------
Cash Flows from Operating Activities
  Net loss                                                        $(3,427,762)     $(4,976,523)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                                   227,967          398,217
      Amortization of goodwill                                             --        1,239,597
      Reversal of allowance for bad debt                                   --         (306,929)
      Impairment of property and equipment                            135,999           51,174
      Write-off of acquired liabilities					   --	      (420,356)
      Stock issued for services and stock based compensation        1,204,569          825,895
      Stock issued for interest payment                                    --           71,191
      Stock options issued for services				      149,850		    --
      Additional compensation for modification of warrants                 --           20,344
  Changes in operating assets and liabilities:
      Accounts receivable                                              41,779          (11,023)
      Other assets                                                    250,602          262,962
      Prepaid expenses and other current assets                            --          (19,850)
      Accounts payable                                              1,119,060          453,515
      Accrued liabilities                                              50,857          682,646
                                                                  -----------      -----------
          Net Cash Used in Operating Activities                      (247,079)      (1,729,140)
                                                                  -----------      -----------
Cash Flows From Investing Activities
  Acquisition of property and equipment                                    --           (8,006)
                                                                  -----------      -----------
          Net Cash Used in Investing Activities                            --           (8,006)
                                                                  -----------      -----------
Cash Flows From Financing Activities
  Stock issued for cash                                                    --        1,413,000
  Proceeds from issuance of Preferred shares, net of costs                 --          113,644
  Proceeds from the exercise of options and warrants                  109,100           86,400
  Proceeds from warrants issued in connection with Preferred               --           63,356
  Proceeds from borrowing                                             125,000           80,000
  Receivable from shareholder                                          10,000               --
  Payments on capital lease                                                --          (19,254)
                                                                  -----------      -----------
          Net Cash Provided by Financing Activities                   244,100        1,737,146
                                                                  -----------      -----------
Net Decrease in Cash                                                   (2,979)              --

Cash at Beginning of Period                                             4,783               --
                                                                  -----------      -----------
Cash at End of Period                                             $     1,804      $        --
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

NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2002, the Company issued common stock as follows: 34,840,000 shares for services and compensation in the amount of $1,067,069 which was charged to stock issued for services expense, the issuance of 5,000,000 shares for the settlement of payroll liabilities of $137,500, and 2,737,853 shares for the settlement of dividends valued at $414,745.

The Company settled preferred dividends payable of $166,388 and redeemed 14.3 shares of Series J preferred stock and 24.2 shares of Series K preferred stock in exchange for 15,270,873 shares of common stock.

The Company accrued preferred dividends of $176,239 for the nine months ended June 30, 2003.

During the nine months ended September 30, 2002, shareholders exercised 6,390,000 options to purchase shares of the Company's common stock. The total proceeds from the exercises were $109,100.

The Company received proceeds from a loan to a shareholder of $10,000.

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

In March 2002, the Company issued options to purchase 250,000 shares of common stock at an exercise price of $0.04 per share. In August 2002, the Company issued options to purchase 1,750,000 of common stock at an exercise price of $0.03 per share. These options were issued under the 1999 Stock Incentive Plan to officers, directors, and employees of the Company.

During the nine months ended September 30, 2002, options to purchase 6,390,000 shares of common stock were exercised for $109,100 by non-employees.

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

During the nine months ended September 30, 2002, the Company included the following non-cash transactions: accrued preferred dividends of $176,239; converted a capital lease with remaining liability of $197,107 into an account payable upon default of the lease agreement (see Note 5); issued common stock to settle preferred dividends of $581,133 (see Note 6); converted Series J and Series K preferred stock valued at $385,000 into shares of common stock (see
Note 7); shareholder forgave debt of $40,000 that was contributed to capital without the issuance of shares (see Note 6).

NOTE 9 - SUBSEQUENT EVENTS

For the fourth quarter of 2002, the Company issued 100,000 shares for services valued at $3,000, and options for 200,000 shares were issued for consideration of $4,000. On July 26, 2002 eSynch acquired irrevocable voting rights of Nacio Systems, Inc. ("NSI"). eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of Nacio, subject to a successful completion of the plan of reorganization. NSI is involved in managed hosting, managed services, connectivity and collocation services.

The acquisition was to be pursuant to an exchange of stock in accordance with the original Plan of Reorganization of NSI under Chapter 11 of the U.S. Bankruptcy Code. In February 2003, the Company issued 40,006,021 shares of common stock to the shareholders of NSI. NSI amended the Plan of Reorganization on April 25, 2003, which was approved by the Bankruptcy Court on May 22, 2003, and which ordered that the eSynch undo the acquisition. eSynch has subsequently received back 13,635,419 shares of its common stock and has cancelled those shares. The Company is endeavoring to recover the remaining 26,370,602 common shares but has not yet been successful and they remain outstanding.

During the period January 1, 2003 through September 8, 2003 the Company issued 31,960,000 shares of common stock for services valued at $836,200; 4,250,000 shares valued at $127,500 for payment of liquidated damages in connection with series J and M preferred stock; 33,000,000 shares for compensation valued at $840,000 and 550,000 shares issued pursuant to the exercise of stock options valued at $11,000.

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

Date: September 11, 2003

                               ESYNCH CORPORATION



By:  /S/ Thomas Hemingway
     ---------------------------------
     Thomas Hemingway, Chief Executive
        Officer  (Authorized Officer)


By:  /S/ T. Richard Hutt
     --------------------------------
     T. Richard Hutt, Chief Financial Officer