Form 10KSB/A
period 2002-12-31
ESYNCH CORP/CA
filed 2003-09-12
CIK 859915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 1

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



          State the number of shares outstanding of each of
           the issuer's classes of common equity, as of the
              latest practicable date: at September 10, 2003
                          197,317,504 shares




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

As of September 10, 2003, 197,317,504 of the issuer's common shares were issued and outstanding, approximately of which 149,576,314 were held by non-affiliates. As of September 10, 2003, the aggregate market value of shares held by non-affiliates was approximately $5,235,171 based upon the closing bid and asked quotation on the OTC Bulletin Board.


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

Forward-Looking Statements

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

There is a collection action filed on May 9, 2002 wherein Garfinle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note. On August 21, 2002 the court granted GLP's application for right to attach order against the company for the approximate sum of $528,696. Assitionally, GLP filed a motion for summary judgement against the Company.

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

RESULTS OF OPERATIONS

The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at December 31, 2002 in the amount of $55,575,596. The Company's net loss of $ 3,587,174 in 2002 included non-cash operating expenses of $1,357,550 for Stock Based Compensation and Services,$135,784 for impairment loss on assets disposed and $2,126,009 of general and administrative expense. The Company's net loss of $7,225,788 in 2001 included non-cash operating expenses of $3,130,584 for Stock Based Compensation and Services, and Amortization of Patents, Goodwill and Licenses, with the remaining loss being $3,382,360



FOR THE YEARS ENDED                                                   DECEMBER  31,

                                                                2002             2001
                                                            ___________     ____________

SALES                                                       $  201,701      $  376,802
COST OF SALES                                                  109,759         130,966
                                                            -----------     ----------
        GROSS PROFIT                                            91,942         245,836
                                                            -----------     ----------

OPERATING AND OTHER EXPENSES
     General and administrative                               2,126,009       3,378,768
     Research and development                                    16,111         257,775
     Stock issued for services                                1,207,700         745,186
     Stock-based compensation to employees and consultants      149,850         630,808
     Amortization of goodwill                                         -       1,674,976
     Impairment of goodwill                                           -         792,458
     Interest expense                                            72,387         527,250
     Impairment loss on assets disposed                         135,784          79,132
                                                            -----------       ----------
        TOTAL OPERATING AND OTHER EXPENSES                   (3,707,841)     (8,086,353)
                                                            -----------      ----------
OTHER INCOME                                                     28,725          68,855
                                                            -----------      ----------
LOSS BEFORE EXTRAORDINARY GAIN                              ( 3,587,174)     (7,771,662)
EXTRAORDINARY GAIN FROM DEBT FORGIVENESS                              -         545,874
                                                            -----------      ----------

NET LOSS                                                     (3,587,174)     (7,225,788)
PREFERRED STOCK DIVIDENDS                                      (219,640)       (547,129)
                                                            -----------       ---------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                      $(3,806,814)    $(7,772,917)
                                                            ===========    ============




YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Sales were $201,701 in 2002 compared to $376,802 in 2001.

The cost of product sold in 2002 was 54% compared to 35% in 2000. The increase was due to an increase in distribution costs related to additional revenue sharing channels. General and administrative expenses were $2,126,009 in 2002 compared with $3,378,768 in 2001. The decrease was due to a winding down of operations beginning in the third quarter of 2002, including decreased salaries and related costs of $ 760,000, decreased consulting expenses of $326,000 and rents of $359,000. In 2002, interest expense was $72,387 versus $527,250 in 2001. In addition, cost associated with the issuance of stock for services was $1,207,700 in 2002 as compared with $745,186 in 2002. Stock-based compensation was $149,850 in 2002 compared with $630,808 in 2001. There was no amortization of Goodwill in 2002 compared to $1,674,976 in 2001. There was no impairment of goodwill for 2002 as compared $792,458 where none was recognized for 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 the Company had $ 985 in cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $5,837,159. Included in accounts payable are judgments for $1,138,000. Some judgment debtors have attempted to levy assets of the Company. The Company is currently in process of negotiating with creditors.

The Company raised $247,900 of cash from financing activities in 2002 and $1,919,665 of cash in 2001. This included proceeds from stock issued for cash of approximately $0 and $1,453,000, proceeds from issuance of options and warrants of $112,900 and $236,400, proceeds of issuance of Preferred Stock of $0 and $177,000, and proceeds from borrowings of $125,000 and $80,000 in 2002 and 2001, respectively.

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


                                                 SHARES  BENEFICIALLY  OWNED
                                                  --------------------------
                                             COMMON                  PREFERRED
                                             ------                  ---------


NAME OF BENEFICIAL OWNER             NUMBER     PERCENT      NUMBER    PERCENT
------------------------             ------     -------      ------    -------

Thomas Hemingway(1)                  18,539,299   9.7%         0         0%
James H. Budd(2)                     10,993,685   5.8          0         0
T. Richard Hutt(3)                   13,028,206   6.8          0         0
Mark Utzinger                        10,645,416   5.6          0         0

All Directors and Executive Officers
as a group (4 Persons)               53,206,606  28.0%         0         0%




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


                                        Esynch Corporation


Date   September 11, 2003               By: /s/ T. Richard Hutt
                                        ---------------------------------
                                        Vice President, Secretary -Treasurer
                                         and Chief Financial Officer







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

Date: September 10, 2003



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

Date: September 10, 2003



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

                             ESYNCH CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                               -----------------------------
                                                                         2002           2001
                                                               --------------  -------------

REVENUE                                                        $      201,701  $     376,802
COST OF PRODUCTS SOLD                                                 109,759        130,966
                                                               --------------  -------------
    GROSS PROFIT                                                       91,942        245,836
                                                               --------------  -------------
OPERATING AND OTHER EXPENSES
  General and administrative                                        2,126,009      3,378,768
  Research and development                                             16,111        257,775
  Stock issued for services                                         1,207,700        745,186
  Stock-based compensation to employees and consultants               149,850        630,808
  Amortization of goodwill                                                  -      1,674,976
  Impairment of goodwill                                                    -        792,458
  Interest expense                                                     72,387        527,250
  Impairment loss on assets disposed                                  135,784         79,132
                                                               --------------  -------------
    TOTAL OPERATING AND OTHER EXPENSES                              3,707,841      8,086,353
                                                               --------------  -------------
OTHER INCOME                                                           28,725         68,855
                                                               --------------  -------------
LOSS BEFORE EXTRAORDINARY GAIN                                     (3,587,174)    (7,771,662)
EXTRAORDINARY GAIN FROM DEBT FORGIVENESS, NET OF TAX                        -        545,874
                                                               --------------  -------------
NET LOSS                                                           (3,587,174)    (7,225,788)
PREFERRED STOCK DIVIDENDS                                            (219,640)      (547,129)
                                                               --------------  -------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $   (3,806,814)  $ (7,772,917)
                                                               ==============  =============
BASIC AND DILUTED LOSS PER COMMON SHARE
   Loss before extraordinary gain                              $       (0.05)  $      (0.35)
   Extraordinary gain                                                      -           0.02
                                                               -------------  -------------
   Net Loss                                                    $       (0.05)  $      (0.33)
                                                               =============  =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   USED IN PER SHARE CALCULATION                                  70,380,941     23,319,455
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

                                ESYNCH CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                                                      DECEMBER 31,
                                                                            --------------------------------
                                                                                2002               2001
                                                                            --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $ (3,587,174)     $( 7,225,788)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                 227,967           436,811
    Amortization and impairment of goodwill                                             -         2,467,434
    Amortization of debt discount                                                       -            88,247
    Loss on disposal of property and equipment                                    135,999            79,132
    Write off of acquisition costs                                                      -           250,085
    Change in allowance for doubtful accounts                                           -          (258,499)
    Stock issued for services, interest and settlements                         1,207,570           924,955
    Stock based compensation                                                      149,850           630,808
    Additional compensation on modification of warrants                                 -            20,344
    Forgiveness of debt                                                                 -          (545,874)
    Changes in operating assets and liabilities:
      Accounts receivable                                                          41,779            15,988
      Other receivables                                                                 -            (9,768)
      Prepaid expenses                                                                  -            22,154
      Other assets                                                                250,602            34,030
      Accounts payable                                                          1,154,794           356,252
      Accrued liabilities                                                         166,915           606,814
                                                                        ---------------------  -------------
  NET CASH USED IN OPERATING ACTIVITIES                                          (251,698)       (2,106,875)
                                                                        ---------------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on loan to affiliate                                                      -           200,000
  Acquisition of property and equipment                                                 -            (8,007)
                                                                        ---------------------  -------------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                             -           191,993
                                                                        ---------------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                                 -         1,453,000
  Purchases of common stock                                                             -            (6,300)
  Proceeds from the exercise of options and warrants                              112,900           236,400
  Proceeds from issuance of preferred shares, net of costs                              -           177,000
  Proceeds from borrowings                                                        125,000            80,000
  Payment on capital lease obligation                                                   -           (20,435)
  Payment on receivable from Shareholder                                           10,000                 -
                                                                        ---------------------  -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       247,900         1,919,665
                                                                        ---------------------  -------------
NET INCREASE (DECREASE) IN CASH                                                   ( 3,798)            4,783
CASH - BEGINNING OF YEAR                                                            4,783                 -
                                                                        ---------------------  -------------
CASH - END OF YEAR                                                            $       985      $      4,783
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

Noncash Investing And Financing Activities - During the year ended December 31, 2002, the Company had the following non-cash transactions: accrued preferred dividends of $219,640; converted a capital lease with remaining liability of $197,107 into an account payable upon default of the lease agreement; issued common stock to settle preferred dividends of $581,133; converted Series J and Series K preferred stock valued at $385,000 into shares of common stock; a shareholder forgave debt of $40,000 that was contributed to capital without the issuance of shares (see Note 7).

During the year ended December 31, 2001, preferred shareholders and debenture holders converted $670,000 of Series J Preferred stock, $390,000 of Series K Preferred stock, and $500,000 of Debentures into common stock. The Company accrued $370,129 of dividends on the preferred stock. The Company acquired $38,727 of computer equipment under a capital lease and wrote off leasehold improvements with a cost of $78,113 and accumulated amortization of $26,940.
The Company disposed of property and equipment with a cost of $70,201 and accumulated depreciation of $42,243. The Company issued 444,444 shares of common stock in settlement of a note payable of $40,000. The Company issued 801,187 shares of common stock valued at $275,448 for encryption technology.


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

Common Stock - During the year ended December 31, 2002, the Company issued common stock as follows: the issuance of 39,710,000 shares for services and compensation in the amount of $1,207,700, which was charged to stock issued for services expense, the issuance of 2,701,287 shares for the settlement of dividends valued at $414,815 and the issuance of 15,270,873 shares for the conversion of Series J and Series K convertible preferred stock as described above.

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

A summary of the status of the Company's stock options as of December 31, 2002 and 2001 and changes during the years then ended are presented below:

                                               OPTIONS OUTSTANDING
                                             ---------------------
                                            2002            2001
                                    ---------------------  -------
                                                         WEIGHTED-               WEIGHTED-
                                                          AVERAGE                AVERAGE
                                                          EXERCISE               EXERCISE
                                                SHARES       PRICE    SHARES      PRICE
----------------------------------  ---------------------  -------  -----------  ---------
Outstanding at beginning of year               1,946,863   $  2.41   3,987,055   $2.52
  Granted                                      2,000,000      0.03           -       -
  Forfeited                                     (776,500)     0.96  (2,020,192)   2.31
  Expired                                        (43,750)     0.03           -       -
  Exercised                                     (200,000)     0.03     (20,000)   0.25
                                    ---------------------           -----------
Outstanding at end of year                     2,926,613      1.34   1,946,863    2.41
                                    =====================           ===========
Options exercisable at end of year             2,900,359      1.32   1,880,609    2.37
                                    =====================           ===========
Weighted-average fair value of
 options granted during year        $               0.01                          $  -
                                    =====================                       =======



                         ESYNCH CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about stock options outstanding at December 31, 2002:

                               OUTSTANDING                                     EXERCISABLE
                            ----------------                                   -----------
                                                           WEIGHTED-AVERAGE
                                                            ----------------
RANGE OF         NUMBER        REMAINING         WEIGHTED-AVERAGE   NUMBER       WEIGHTED-AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE     EXERCISABLE  EXERCISE PRICE
---------------- ------------  ----------------  -----------------  -----------  -----------------

0.01-0.04          1,800,000         2.14 years       $0.03       1,800,000        $0.03
0.25-0.50             61,900         5.32             $0.25          61,900        $0.25
2.11-2.63              9,713         4.38              2.11           9,713         2.11
3.63               1,055,000         7.57              3.63       1,028,746         3.63
            ----------------                                 --------------

0.01-3.63         2,926,613         7.57              3.72        2,900,359         3.72
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

A collection action was filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note. On August 21, 2002 the court granted GLP's application for right to attach order against the Company for the approximate sum of $528,696. Additionally, GLP filed a motion for summary judgment against the Company.

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