Form 10QSB/A
period 2003-03-31
ESYNCH CORP/CA
filed 2003-09-15
CIK 859915

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

                                       ESYNCH CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)


                                                                            MARCH 31,     DECEMBER 31,
                                                                               2003           2002
                                                                          -------------  --------------
                                                      ASSETS
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $          -   $         985
                                                                          -------------  --------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .            -             985
                                                                          -------------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             985
                                                                          =============  ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,610,756       2,559,906
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     2,443,557       2,415,175
  Notes payable       . . . . . . . . . . . . . . . . . . . . . . . . . .       683,400         683,400
  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . .       223,014         179,663
                                                                          -------------  --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .     5,960,727       5,838,144
                                                                          -------------  --------------

STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated value per share;
     275 shares authorized; 58.2 shares outstanding,
     liquidation preference of $582,000;. . . . . . . . . . . . . . . . .       457,000         457,000
   Series K convertible preferred stock - $10,000 stated value per share;
     250 shares authorized; 18.3 shares outstanding,
     liquidation preference of $183,000 . . . . . . . . . . . . . . . . .        58,000          58,000
  Series M convertible preferred stock - $10,000 stated value per share;
     220 shares authorized; 196.9 shares outstanding;
     liquidation preference of $1,969,000 . . . . . . . . . . . . . . . .     2,616,862       2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055 shares
     authorized; no shares outstanding. . . . . . . . . . . . . . . . . .            -               -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
    186,992,923 and 101,186,902 shares issued and outstanding . . . . . .       186,992         101,187
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    47,828,082      46,505,388
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (57,107,663)    (55,575,596)
                                                                          -------------  --------------
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . .    (5,960,727)     (5,837,159)
                                                                          -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . $           -  $          985
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


                                        2



                             ESYNCH CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                         ---------------------------
                                                             2003           2002
                                                         ------------   ------------
REVENUE.  . . . . . . . . . . . . . . . . . . . . . . .  $         -    $   100,637
COST OF PRODUCTS SOLD . . . . . . . . . . . . . . . . .            -         65,889
                                                         ------------   ------------
    GROSS PROFIT. . . . . . . . . . . . . . . . . . . .            -         34,798
                                                         ------------   ------------
OPERATING AND OTHER EXPENSES
  General and administrative. . . . . . . . . . . . . .       66,835        424,201
  Research and development. . . . . . . . . . . . . . .            -         15,111
  Shares issued for services. . . . . . . . . . . . . .      670,500         85,600
  Stock-based compensation to employees . . . . . . . .      611,000         45,900
  Interest expense. . . . . . . . . . . . . . . . . . .       13,381         14,536
                                                         ------------   ------------
    TOTAL OPERATING AND OTHER EXPENSES. . . . . . . . .   (1,361,216)      (585,348)
                                                         ------------   ------------
OTHER INCOME. . . . . . . . . . . . . . . . . . . . . .            -         14,245
                                                         ------------   ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . .   (1,361,216)      (536,305)
PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . .     (170,851)       (66,036)
                                                         ------------   ------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS. . . . . . . . .  $(1,532,067)   $  (602,341)
                                                         ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE . . . . . . . .  $     (0.01)   $     (0.01)
                                                         ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES. . . . . . . .
   USED IN PER SHARE CALCULATION. . . . . . . . . . . .   120,237,402    46,891,253
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



                                        3



                            ESYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                          --------------------------
                                                                               2003         2002
                                                                          -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(1,361,216)  $  (536,305)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .           -       109,443
    Forgiveness of accrued liability. . . . . . . . . . . . . . . . . . .           -        (8,349)
    Stock issued for services . . . . . . . . . . . . . . . . . . . . . .     670,500        85,600
    Stock based compensation. . . . . . . . . . . . . . . . . . . . . . .     611,000        45,900
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .           -        21,909
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      50,850         1,200
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .      28,381       105,871
                                                                          -----------   -----------
  NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .        (985)     (174,731)
                                                                          -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in checks issued in excess of cash in bank. . . . .           -        12,531
  Related party accounts payable. . . . . . . . . . . . . . . . . . . . .           -        22,471
  Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . . . .           -       125,000
  Proceeds from shareholder receivable. . . . . . . . . . . . . . . . . .           -        10,000
                                                                          -----------   -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . .           -       170,002
                                                                          -----------   -----------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . .        (985)       (4,783)
CASH - BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .         985         4,783
                                                                          -----------   -----------
CASH - END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . $         -   $         -
                                                                          ===========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING
ACTIVITIES

The Company issued 4,250,000 shares of common stock to preferred shareholders for liquidated damages. The shares were valued at $127,500, or $0.03 per share, and were recognized as preferred stock dividends.


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

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB Amendment No. 1 for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on September 11, 2003.

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

NOTE 6-STOCKHOLDERS' DEFICIT

During the three months ended March 31, 2003, the Company issued Common Stock as follows: 20,000,000 shares for compensation valued at $600,000; 21,000,000 shares to consultants for services valued at $670,000; 4,250,000 shares to Preferred Stock holders for liquidated damages of $127,500, which have been recognized as preferred stock dividends, and 550,000 shares under the exercise of stock options valued at $11,000.

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

The Company accrued dividends on preferred stock of $43,351.


NOTE 9 - SUBSEQUENT EVENT

On July 26, 2002, eSynch acquired irrevocable voting rights of Nacio Systems, Inc. ("Nacio"). eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of Nacio, subject to a successful completion of the plan of reorganization. Nacio is involved in managed hosting, managed services, connectivity and collocation services.

The acquisition was to be pursuant to an exchange of stock in accordance with the original Plan of Reorganization of Nacio Systems, Inc. under Chapter 11 of the U.S. Bankruptcy Code. In February 2003, the Company issued 40,006,021 shares of common stock to the shareholders of Nacio. Nacio amended the Plan of Reorganization on April 25, 2003, which was approved by the Bankruptcy Court on May 22, 2003, and which ordered that the eSynch undo the acquisition. eSynch has subsequently received back 13,635,419 shares of its common stock but has not yet been successful and they remain outstanding. The Company has filed an application for order canceling the stock distributed to be heard on September 5, 2003.

Subsequent to the three months ended March 31, 2003, the Company issued Common Stock as follows: 13,000,000 shares for compensation valued at $240,000 and 10,960,000 shares to consultants for services valued at $166,200.

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

Operating losses for the three months ended March 31, 2003 were $1,361,216 compared to an operating loss of $ 536,305 for the comparable period of the prior year. The operating losses included $1,281,000 for stock issuances.

Interest expense was $13,381 during the three months ended March 31, 2003, compared to interest expense of $14,536 for the comparable period of the prior year.

The Company incurred stock based compensation expense of $611,000 during the three months ended March 31, 2003, compared to $45,900 for the comparable period of the prior year. Stock issued for services was $670,000 for the three months ended March 31, 2003 versus $85,600 for the same period in the previous year.

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


Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the three months ended March 31, 2003 without registration under the Securities Act of 1933:

21,000,000 shares issued for services; 20,000,000 for stock compensation; 4,250,000 shares for payment of liquidated damages and 550,000 shares for exercise of stock options.


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

                            ESYNCH CORPORATION



Date: September 11, 2003          By: /s/ T. Richard Hutt
                                  ---------------------------------
                                  T. Richard Hutt
                                  Secretary and Chief Financial
                                  Officer (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)