Form 10QSB/A
period 2003-06-30
ESYNCH CORP/CA
filed 2003-09-15
CIK 859915

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


                                       ESYNCH CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)

                                                                                     June 30,       DECEMBER 31,
                                                                                       2003            2002
                                                                                   -------------  --------------

                                                      ASSETS
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $         985
                                                                                   -------------  --------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            985
                                                                                   -------------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            985
                                                                                   =============  ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,527,708       2,559,906
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,471,937       2,415,175
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       718,400         683,400
  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . .       266,365         179,663
                                                                                   -------------  --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .     5,984,410       5,838,144
                                                                                   -------------  --------------

STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated value per share;
     275 shares authorized; 58.2 shares outstanding;
     liquidation preference of $582,000 . . . . . . . . . . . . . . . . . . . . .       457,000         457,000
   Series K convertible preferred stock - $10,000 stated value per share;
     250 shares authorized; 18.3 shares outstanding,
     liquidation preference of $ 183,000  . . . . . . . . . . . . . . . . . . .          58,000          58,000
  Series M convertible preferred stock - $10,000 stated value per share;
     220 shares authorized; 196.9 shares and 196.9 shares outstanding;
     liquidation  preference of $1,969,000. . . . . . . . . . . . . . . . . . . .     2,616,862       2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055 shares
     authorized; no shares outstanding. . . . . . . . . . . . . . . . . . . . . .             -               -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
     190,192,923 and 101,186,902 shares issued and outstanding . . . . . . . . .        190,193         101,187
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .    47,858,882      46,505,388
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (57,165,347)    (55,575,596)
                                                                                   -------------  --------------
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . . . . .    (5,984,410)     (5,837,159)
                                                                                   -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $          -   $         985
                                                                                   =============  ==============

       The accompanying notes are an integral part of these condensed consolidated financial statements.



                                  ESYNCH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                        For the Three Months       For the Six Months
                                            Ended June 30,            Ended June 30,
                                      -------------------------  --------------------------
                                          2003         2002          2003           2002
                                      -----------   -----------  ------------   -----------
Revenues
    Revenue                           $         -   $    42,864   $         -   $   143,551
    Cost of products sold                       -         6,741             -        72,630
                                      -----------   -----------   -----------   -----------
        Gross Profit                            -        36,123             -        70,921
                                      -----------   -----------   -----------   -----------

Operating and Other Expenses
    General and administrative             86,924       704,669       153,759     1,137,219
    Research and development                    -        15,000             -        30,111
    Stock issued for services              24,000        57,600       694,000      143,200
    Stock based compensation-              10,000       103,950       621,000       149,850
    Interest expense, net                  13,381         9,840        26,762        10,131
    Gain on forgiveness of debt          (119,972)            -      (119,972)       (8,349)
                                      -----------   -----------   -----------   -----------
      Total Operating and Other
        Expenses                           14,333       891,059     1,375,549     1,462,162
                                      -----------   -----------   -----------   -----------
Net Loss                                  (14,333)     (854,936)   (1,375,549)   (1,391,241)

Preferred Stock Dividends                 (43,351)      (66,677)     (214,202)     (132,713)
                                      -----------   -----------   -----------   -----------
Loss Applicable to Common Shares      $   (57,684)  $  (921,613)  $(1,589,751)  $(1,523,954)
                                      ===========   ===========   ===========   ===========

Basic and Diluted Loss per
    Common Share                      $     (0.00)  $     (0.02)  $     (0.01)  $     (0.03)
                                      ===========   ===========   ===========   ===========
Weighted average number of
 common shares used in per
 share calculations                   145,388,902    57,539,054   131,359,473    52,244,567
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

                                   ESYNCH CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                         For the Six Months
                                                                            Ended June 30,
                                                                      --------------------------
                                                                          2003          2002
                                                                      -----------    -----------
Cash Flows from Operating Activities
  Net Loss                                                            $(1,375,549)   $(1,391,242)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                             -        272,273
      Stock Issued for services and stock based compensation            1,315,000        293,050
      Forgiveness of accounts payable                                     119,972
  Changes in operating assets and liabilities:
      Accounts receivable                                                       -          8,986
      Accounts payable                                                   (152,170)       187,463
      Accrued liabilities                                                  56,762        389,900
                                                                      ------------   -----------
          Net Cash Used in Operating Assets                              ( 35,985)    (  239,570)
                                                                      ------------   -----------

Cash Flows From Investing Activities
  Acquisition of property and equipment                                         -         (2,370)
                                                                      ------------   -----------
          Net Cash Used in Investing Activities                                 -         (2,370)
                                                                      ------------   -----------

Cash Flows From Financing Activities
  Proceeds from issuance of Preferred shares, net of costs                      -        108,900
  Proceeds from shareholder receivable                                          -         10,000
  Proceeds from borrowing                                                  35,000        125,000
                                                                      -----------    -----------
          Net Cash Provided by Financing Activities                        35,000        243,900
                                                                      -----------    -----------
Net Increase (decrease) in Cash                                              (985)         1,960

Cash at Beginning of Period                                                   985          4,783
                                                                      -----------    -----------
Cash at End of Period                                                 $         -    $     6,743
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

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB dated August 22, 2003

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at June 30, 2003 in the amount of $57,165,347. The Company has numerous judgments against it and is unable to pay its current liabilities. Management's plan's are to seek a merger for the Company and to request compromise of existing liabilities. Management does not anticipate that the Company can obtain additional debt or equity financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


NOTE 5-STOCKHOLDERS' DEFICIT

During the six months ended June 30, 2003, the Company issued Common Stock as follows: 22,000,000 shares for compensation to employees valued at $610,000; 22,200,000 shares to consultants for services valued at $694,000; 4,250,000 shares to Preferred Stock holders for liquidated damages of $127,500, which have been recognized as preferred stock dividends, and 550,000 shares under the exercise of stock options valued at $11,000, which amount was recognized as compensation to employees.

On July 26, 2002 eSynch acquired irrevocable voting rights of Nacio Systems, Inc. ("Nacio"). eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of Nacio, subject to a successful completion of the plan of reorganization. Nacio is involved in managed hosting, managed services, connectivity and collocation services.

The acquisition was to be pursuant to an exchange of stock in accordance with the original Plan of Reorganization of Nacio Systems, Inc. under Chapter 11 of the U.S. Bankruptcy Code. In February 2003, the Company issued 40,006,021 shares of common stock to the shareholders of Nacio. Nacio amended the Plan of Reorganization on April 25, 2003, which was approved by the Bankruptcy Court on May 22, 2003, and which ordered that the eSynch undo the acquisition. eSynch has subsequently received back 13,635,419 shares of its common stock and has cancelled those shares. The Company is endeavoring to recover the remaining 26,370,602 common shares but has not yet been successful and they remain outstanding and have been assigned no value. The Company has filed an application for order canceling the stock distributed to be heard on September 5, 2003.

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

NOTE 7-SUPPLEMENTAL CASH FLOW INFORMATION


During the six months ended June 30, 2003, the Company accrued $86,702 of dividends on preferred stock. In addition, the Company issued 4,250,000 shares of common stock to preferred shareholders for liquidated damages. The shares were valued at $127,500, or $0.03 per share, and were recognized as preferred stock dividends.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company issued Common Stock as follows:
11,000,000 shares for compensation valued at $230,000 and 9,760,000 shares to consultants for services valued at $142,200.

On July 26, 2002 eSynch acquired irrevocable voting rights of Nacio Systems, Inc. ("Nacio"). eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of Nacio, subject to a successful completion of the plan of reorganization. Nacio is involved in managed hosting, managed services, connectivity and collocation services.

The acquisition was to be pursuant to an exchange of stock in accordance with the original Plan of Reorganization of Nacio Systems, Inc. under Chapter 11 of the U.S. Bankruptcy Code. In February 2003, the Company issued 40,006,021 shares of common stock to the shareholders of Nacio. Nacio amended the Plan of Reorganization on April 25, 2003, which was approved by the Bankruptcy Court on May 22, 2003, and which ordered that the eSynch undo the acquisition. eSynch has subsequently received back 13,635,419 shares of its common stock and has cancelled those shares. The Company is endeavoring to recover the remaining 26,370,602 common shares but has not yet been successful and they remain outstanding and have been assigned no value. The Company has filed an application for order canceling the stock distributed to be heard on September 5, 2003.

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating

During the three months and six months ended June 30, 2003 net sales were $ -0-compared to $42,864 and $143,551 for the comparable periods of the prior year. The decrease in sales was attributable to the continued refocusing on new business and discontinuing non-profitable operations.

Operating losses for the three months and six months ended June 30, 2003 were $14,333 and $1,375,549 compared to an operating loss of $854,936 and $ $1,391,241 for the same periods of the prior year. The operating losses for the six months ended June 30, 2003 included $1,315,000 for compensation paid through stock issuances.

During the three and six months ended June 30, 2003 interest expense was $13,381 and $26,762 compared to interest expense of $9,840 and $ 10,131 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $10,000 and $621,000 during the three and six months ended June 30, 2003, compared to $ 103,950 and $ 149,850 for the comparable periods of the prior year. Stock issued for services was $24,000 and $694,000 for the three and six months ended June 30, 2003 versus $57,600 and $143,200 for the same periods in the previous year.

During the three and six months ended June 30, 2003, creditors forgave accounts payable of $119,972, which was recognized as a gain on forgiveness of debt, and was included in operating and other expenses.

Liquidity and Capital Resources

At June 30, 2003, the Company had negative working capital of $5,984,410.

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


Item 2 - Changes in Securities:

(a) The following securities were issued by the Company during the six months ended June 30, 2003 without registration under the Securities Act of 1933:

22,200,000 shares issued for services; 22,000,000 for stock compensation; 4,250,000 shares for payment of liquidated damages to preferred shareholders and 550,000 shares for exercise of stock options. Subsequent to June 30, 2003, the following securities were issued by the Company without registration under the Securities Act of 1933: 9,760,000 shares to consultants for services and 11,000,000 shares to employees for compensation.





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