Form 10QSB
period 2003-09-30
ESYNCH CORP/CA
filed 2003-11-14
CIK 859915

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


                                  (Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                 --- OF 1934

              For the quarterly period ended September 30, 2003

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

              State the number of shares outstanding of each of
               the issuer's classes of common equity, as of the
                latest practicable date: at October 29, 2003:
                                  183,236,902
     Transitional Small Business Disclosure Format (Check one): Yes No X

                                       ESYNCH CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)



                                                                                     September 30,  DECEMBER 31,
                                                                                       2003            2002
                                                                                   -------------  --------------
                                                      ASSETS
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $         985
                                                                                   -------------  --------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            985
                                                                                   -------------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            985
                                                                                   =============  ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,569,757       2,559,906
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,500,318       2,415,175
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       718,400         683,400
  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . .       309,716         179,663
                                                                                   -------------  --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .     6,098,190       5,838,144
                                                                                   -------------  --------------

STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated value per share;
     275 shares authorized; 58.2 shares outstanding;
     liquidation preference of $582,000 . . . . . . . . . . . . . . . . . . . . .       457,000         457,000
   Series K convertible preferred stock - $10,000 stated value per share;
     250 shares authorized; 18.3 shares outstanding,
     liquidation preference of $ 183,000  . . . . . . . . . . . . . . . . . . .          58,000          58,000
  Series M convertible preferred stock - $10,000 stated value per share;
     220 shares authorized; 196.9 shares and 196.9 shares outstanding;
     liquidation  preference of $1,969,000. . . . . . . . . . . . . . . . . . . .     2,616,862       2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055 shares
     authorized; no shares outstanding. . . . . . . . . . . . . . . . . . . . . .             -               -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
     182,436,902 and 101,186,902 shares issued and outstanding . . . . . . . . .        182,437         101,187
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .    48,476,138      46,505,388
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (57,888,627    (55,575,596)
                                                                                   -------------  --------------
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . . . . .    (6,098,190)     (5,837,159)
                                                                                   -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $          -   $         985
                                                                                   =============  ==============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  ESYNCH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)



                                        For the Three Months       For the Nine Months
                                         Ended September 30        Ended September 30
                                      -------------------------  --------------------------
                                          2003         2002          2003           2002
                                      -----------   -----------  ------------   -----------
Revenues
    Revenue                           $         -   $    58,150             -    $  201,701
    Cost of products sold                       -        37,129             -       109,759
                                      -----------   -----------   -----------   -----------
        Gross Profit                            -        21,021             -        91,942
                                      -----------   -----------   -----------   -----------

Operating and Other Expenses
    General and administrative             57,049       845,607       210,808     1,983,026
    Research and development                    -       (14,000)            -        16,111
    Stock issued for services             122,000       174,000       816,000       317,200
    Stock based compensation              487,500       887,700     1,108,500     1,037,350
    Interest expense, net                  13,381        48,827        40,143        58,958
    Impairment loss on assets
     Disposed                                   -       135,784             -       135,784
    Gain on forgiveness of debt                 -             -      (119,972)            -
                                      -----------   -----------   -----------   -----------
      Total Operating and Other
        Expenses                          679,930     2,077,918     2,055,479    (3,548,429)
                                      -----------   -----------   -----------   -----------
Operating Loss                           (679,930)   (2,056,097)   (2,055,479)   (3,456,429)

Other Income and Expense                        -        20,376              -       28,725
                                      -----------   -----------    -----------   ----------
Net Loss                                 (679,930)   (2,036,021)   (2,055,479)   (3,427,762)

Preferred Stock Dividends                 (43,351)      (43,526)     (257,553)     (176,239)
                                      -----------   -----------   -----------   -----------
Loss Applicable to Common Shares      $  (723,281)  $(2,080,047) $(2,313,032)   $(3,604,001)
                                      ===========   ===========   ===========   ===========

Basic and Diluted Loss per
    Common Share                      $     (0.00)  $     (0.03)  $     (0.01)  $     (0.05)
                                      ===========   ===========   ===========   ===========
Weighted average number of
 common shares used in per
 share calculations                   199,816,418    76,732,172   165,166,824    67,999,058
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

                                   ESYNCH CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)



                                                                         For the Nine Months
                                                                            Ended September 30
                                                                      --------------------------
                                                                          2003          2002
                                                                      -----------    -----------
Cash Flows from Operating Activities
  Net Loss                                                            $(2,055,479)   $(3,427,762)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                             -        227,967
      Impairment of Property and equipment                                      -        135,999
      Stock Issued for services and stock based compensation            1,924,500      1,354,419
      Forgiveness of accounts payable                                     119,972              -
  Changes in operating assets and liabilities:
      Accounts receivable                                                       -         41,779
      Other assets                                                              -        250,602
      Accounts payable                                                   (110,121)     1,119,060
      Accrued liabilities                                                  85,143         50,857
                                                                      ------------   -----------
          Net Cash Used in Operating Activities                          ( 35,985)    (  247,079)
                                                                      ------------   -----------
Cash Flows From Financing Activities

  Proceeds from exercise of options and warrants                                -        109,100
  Proceeds from shareholder receivable                                          -         10,000
  Proceeds from borrowing                                                  35,000        125,000
                                                                      -----------    -----------
          Net Cash Provided by Financing Activities                        35,000        244,100
                                                                      -----------    -----------
Net Increase (decrease) in Cash                                              (985)       ( 2,979)
Cash at Beginning of Period                                                   985          4,783
                                                                      -----------    -----------
Cash at End of Period                                                 $         -    $     1,804
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

                     ESYNCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The primary activities of eSynch Corporation (eSynch or the Company) had consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring. The Company has curtailed all of these activities due to lack of financial resources.

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

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB dated August 22, 2003

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at September 30, 2003 in the amount of $57,888,627. The Company has numerous judgments against it and is unable to pay its current liabilities. Management's plans are to seek a merger for the Company and to request compromise of existing liabilities. Management does not anticipate that the Company can obtain additional debt or equity financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as accounts payable, accrued liabilities, and capital lease obligations are considered to be reasonable approximations of their fair values. The fair value estimates were estimated by management and were not based on comparable debt, as the Company is unable to obtain outside financing.

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

As of September 30, 2003, there were outstanding 58.2 Series J convertible preferred shares, 18.3 Series K convertible preferred shares, and 196.9 Series M convertible preferred shares. As of September 30, 2003, there were options and warrants outstanding to purchase 6,179,113 shares of common stock. These items were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2003, as they would have been anti-dilutive.

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

NOTE 2-ACCRUED LIABILITIES

Included in accrued liabilities at September 30, 2003, is $1,660,000 in obligations to state and federal governments for payroll taxes, from the current period and from previous years, estimated interest and penalties owing on such tax obligations. At September the Company has accrued salaries of $ 239,923. Some of these employees have obtained judgments against the Company for payments of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2001 the Company withheld 401K contributions from employees' wages however these employee contributions were not contributed to the plan. At September 30, 2003 amounts due to the plan were $43,467.

NOTE 3-NOTES PAYABLE

During the nine months ended September 30, 2003 the Company borrowed $35,000 from shareholders on an unsecured demand note with interest at 10%.

NOTE 4-COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company was involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below.


An action filed was filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note for a total claimed of $528,696. Additionally, GLP filed a motion for summary judgment against the Company. The amount claimed recorded in financial statements.

During the years 2001 and 2002 several lawsuits were filed against the Company generally for non-payment of amounts due. These lawsuits resulted in Judgments against the Company totaling $1,138,000. All amounts have been recorded in the Company's financial statements as accounts payable. The Company is currently attempting to negotiate settlements with all creditors.
On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortuous adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of December 31, 2002. A settlement agreement has been tentatively reached which will result in no amounts due from the Company.


On May 16, 2003, the court granted multiple motions for summary judgment and /or summary adjudication on a certain cause in favor of some of the Company's directors and former directors including Tom Hemingway, T. Richard Hutt, James Budd, Robert Orbach, David Lyons and Norton Garfinkle. Watters has filed an appeal of that ruling which currently remains pending. The parties have stipulated to stay the balance of the case pending resolution of the appeal. . In accordance with the settlement agreement discussed above this action will be ended.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortuous adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of September 30,2003.



NOTE 5-STOCKHOLDERS' DEFICIT

During the nine months ended September 30, 2003, the Company issued Common Stock as follows: 43,250,000 shares for compensation to employees valued at $ 1,097,500; 33,200,000 shares to consultants for services valued at $816,000; 4,250,000 shares to Preferred Stock holders for liquidated damages of $120,000, which have been recognized as preferred stock dividends, and 550,000 shares under the exercise of stock options valued at $11,000, which amount was recognized as compensation to employees.

On July 26, 2002 eSynch acquired irrevocable voting rights of Nacio Systems, Inc. ("Nacio"). eSynch entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of Nacio, subject to a successful completion of the plan of reorganization. Nacio is involved in managed hosting, managed services, connectivity and collocation services. The acquisition was to be pursuant to an exchange of stock in accordance with the original Plan of Reorganization of Nacio Systems, Inc. under Chapter 11 of the U.S. Bankruptcy Code. In February 2003, the Company issued 40,006,021 shares of common stock to the shareholders of Nacio. Nacio amended the Plan of Reorganization on April 25, 2003, which was approved by the Bankruptcy Court on May 22, 2003, and which ordered that the eSynch undo the acquisition. The bankruptcy court canceled and voided all stock in connection with this transaction on September 8, 2003.


NOTE 6-STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock- based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 3,000,000 shares of common stock. On September 6, 2002, the 1999 Stock Incentive Plan was amended to allow the granting of options for up to 12,750,000 shares of common stock.

During the nine months ended September 30, 2003 the Company granted no stock options or warrants. Stock options for 550,000 shares were exercised during the quarter ended March 31, 2003.

NOTE 7-SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2003, the Company accrued $130,053 of dividends on preferred stock. In addition, the Company issued 4,250,000 shares of common stock to preferred shareholders for liquidated damages. The shares were valued at $127,500, or $0.03 per share, and were recognized as preferred stock dividends.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to September 30, 2003, the Company issued Common Stock 800,000 shares to a consultant for services valued at $24,000.

An action was taken by written consent dated July 15, 2003, by over 50% of the stockholders of the Company to provide for a stock combination (reverse split) of the common stock in an exchange ratio to be approved by the Board of Directors, ranging from one newly issued share for each two outstanding shares of common stock to one newly issued share for each forty outstanding shares of common stock and the approval of a name change for the Company from eSynch Corporation to Mergence Corporation. An additional action was taken by written consent dated September 18,2003, by over 50% of the stockholders to provide for the spin out to shareholders of record on November 21, 2003 (as amended) two of the company's subsidiaries Oxford Media Corporation and Kiss Software Corporation.

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





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 2002 found in the Company's Form 10-KSBA dated September 12, 2003.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating

During the three months and nine months ended September 30, 2003 net sales were $ -0- compared to $58,150 and $201,701 for the comparable periods of the prior year. The decrease in sales was attributable to the continued refocusing on new business and discontinuing non-profitable operations.

Operating losses for the three months and nine months ended September 30, 2003 were $679,930 and $2,077,918 compared to an operating loss of $2,055,470 and $ $3,456,429 for the same periods of the prior year. The operating losses for the nine months ended September 30, 2003 included $1,924,500 for compensation paid through stock issuances.

During the three and nine months ended September 30, 2003 interest expense was $13,381 and $40,143 compared to interest expense of $48,827 and $58,958 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $487,500 and $1,108,500 during the three and nine months ended September, 30, 2003, compared to $ 887,700 and $ 1,037,500 for the comparable periods of the prior year. Stock issued for services was $122,000 and $816,000 for the three and nine months ended September 30, 2003 versus $174,000 and $317,200 for the same periods in the previous year.

During the nine months ended September 30, 2003, creditors forgave accounts payable of $119,972, which was recognized as a gain on forgiveness of debt, and was included in operating and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had negative working capital of $6,089,190.

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


An action filed was filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note for a total claimed of $528,696. Additionally, GLP filed a motion for summary judgment against the Company. The amount claimed recorded in financial statements.

 During the years 2001 and 2002 several lawsuits were filed against the Company generally for non-payment of amounts due. These lawsuits resulted in Judgments against the Company totaling $1,138,000. All amounts have been recorded in the Company's financial statements as accounts payable. The Company is currently attempting to negotiate settlements with all creditors.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortuous adverse employment action in violation of public policy. Mr. Watters is seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believes that the claims are without merit and intends to vigorously defend the action and thus nothing has been accrued as of December 31, 2002. A settlement agreement has been tentatively reached which will result in no amounts due from the Company.


On May 16, 2003, the court granted multiple motions for summary judgment and /or summary adjudication on a certain cause in favor of some of the Company's directors and former directors including Tom Hemingway, T. Richard Hutt, James Budd, Robert Orbach, David Lyons and Norton Garfinkle. Watters has filed an appeal of that ruling which currently remains pending. The parties have stipulated to stay the balance of the case pending resolution of the appeal.
In accordance with the settlement agreement discussed above this action will be ended.

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

ITEM 2 - CHANGES IN SECURITIES:

(a) The following securities were issued by the Company during the three months ended September 30, 2003 without registration under the Securities Act of 1933:

5,500,000 shares were issued for services and 9,250,000 shares for stock compensation. Subsequent to September 30, 2003, the Company issued the following securities without registration under the Securities Act of 1933:
800,000shares to consultants for services

(b) The following shares were issued during the three months ended September 30, 2003 and were registered in a Form S-8 registration filed on September 15, 2003: 5,500,000 were issued for services and 11,0000,000 shares were issued for compensation.



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

(1)  Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed April 19, 1999.
(2)  Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed October 15, 1999.
(3)  Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2 filed November 29, 1999.
(4)  Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed February 8, 2000.
(5)  Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed December 18, 2000.
(6)  Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed March 27, 2000.
(7)  Incorporated by reference to the 4.1 exhibit to the Company's Form S-8 filed February 1, 1999.
(8)  Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed February 1, 1999.
(9)  Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed February 15, 2000.
(10) Incorporated by reference to the like-numbered exhibit to the Registrant's Form S-3 filed December 15, 2000.
(11) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed January 26, 2001.
(12) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed August 19, 1999.
(13) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2/A filed January 18, 2000.
(14) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed February 9, 2001.
(15) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3 filed February 13, 2001.
(16) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13D filed February 14, 2001.
(17) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 9, 2001.
(18) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed March 9, 2001.
(19) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 20, 2001.
(20) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K/A filed March 29, 2001.
(21) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 30, 2001.
(22) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13G/A filed April 4, 2001.
(23) Incorporated by reference to the like-numbered exhibit to the Company's Form 424B3 filed May 3, 2001.
(24) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13D filed May 4, 2001.
(25) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8POS filed June 11, 2001.
(26) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 14, 2001.
(27) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed November 19, 2001.
(28) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed December 13, 2001.
(29) Incorporated by reference to the like-numbered exhibit to the Company's Form 14-C filed February 25, 2002.
(30) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed March 29, 2002.
(31) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed May 22,2002
(32) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed May 24, 2002
(33) Incorporated by reference to the like-numbered exhibit to the Company's Form 8K filed July 31, 2002
(34) Incorporated by reference to the like-numbered exhibit to the Company's Form  10-QSB filed August 19,2002
(35) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB/A filed August 26,2002
(36) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K/A filed September 27,2002
(37) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 27, 2002
(38) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C filed November 8, 2002
(39) Incorporated by reference to the like-numbered exhibit to the Company's Form DEF-14C filed November 18, 2002
(40) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed November 19, 2002
(41) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C filed March 27,2003
(42) Incorporated by reference to the like-numbered exhibit to the Company's Form DEF-14C filed April 8, 2003
(43) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed July 30, 2003
(44) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C dated August 1, 2003

(99.1) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed June 25, 1999.
(99.2) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed January 26, 2001.
(99.3) Incorporated by reference to exhibit 99 to the Company's Form 10-KSB filed March 1, 2001.
(99.4) Incorporated by reference to exhibit 99 to the Company's Form 8-K filed April 9, 2001.
(99.5) Incorporated by reference to exhibit 99 to the Company's Form 10-K filed April 16, 2002.
(99.6) Incorporated by reference to exhibit 99 to the Company's Form 10-QSBA filed August 27, 2003.
(99.7) Incorporated by reference to exhibit 99 to the Company's Form 10-QSB filed August 27, 2003
(99.8) Incorporated by reference to exhibit 99 to the Company's Form 10-QSB filed August 27, 2003
(99.9) Incorporated by reference to exhibit 99 to the Company's Form 10-KSBA filed September 12, 2003

(99.10) Incorporated by reference to exhibit 99 to the Company's Form 10-QSBA filed September 15, 2003
(99.11) Incorporated by reference to exhibit 99 to the Company's Form 10-QSBA filed September 15, 2003
(99.12) Incorporated by reference to exhibit 99 to the Company's Form S-8 filed
         September 15, 2003




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ESYNCH CORPORATION


Date: October 31, 2003        By: /s/ T. Richard Hutt
                              ---------------------------------------------
                                T. Richard Hutt
                                Secretary and Chief Financial
                                Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)