Form 10KSB
period 2003-12-31
ESYNCH CORP/CA
filed 2004-04-16
CIK 859915

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                        Commission File Number 0-26790

                             MERGENCE CORPORATION
                        (FORMERELY ESYNCH CORPORATION)
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



             (Former name, former address and former fiscal year,
                        if changed since last report)
                              Esynch Corporation
                             One Technology Drive
                                  Building H
                               Irvine, CA 92618
                               ----------------


                   (Address of principal executive offices)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: at April 12, 2004 8,080,276 shares

Issuer's telephone number, including area code: (949) 753-0590

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                               $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended December 31, 2003 were $ -0-

As of April 12, 2004 8,080,276 of the issuer's common shares were issued and outstanding, approximately of which 6,886,757were held by non-affiliates. As of April 13, 2004 the aggregate market value of shares held by non- affiliates was approximately $3,236,775 based upon the closing bid and asked quotation on the OTC Bulletin Board.

                     DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes_____ No X

                                    PART I

ITEM 1. BUSINESS

OVERVIEW Mergence Corporation (the "Company") is in the process of a major transition. We are undergoing a series of transactions intended to transform the Company and to strategically move forward with new market opportunities that can better enhance shareholder value. Mergence Corporation, a Delaware corporation founded in 1994, primary activities have consisted of developing and marketing media rights management solutions, encryption and key-clearing services, video-on-demand services and video streaming through the Internet, software sales through the Internet, video encoding, compression and authoring, raising capital, and acquiring businesses. The Company also developed PC utility products, primarily for the Internet user.


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

On July 26, 2002 Mergence acquired irrevocable voting rights of NACIO Systems. Mergence entered into an irrevocable escrow agreement to acquire all of the outstanding common and preferred shares of NACIO Systems, subject to a successful completion of the plan of reorganization. Mergence Corporation, signed, but had not consummated, an agreement to acquire all of the outstanding capital stock of Nacio Systems, Inc. ("NSI"), a California corporation. The acquisition was to be pursuant to an exchange of stock between holders of NSI stock and the Registrant conducted in accordance with the original Plan of Reorganization of NSI under Chapter 11 of the U.S. Bankruptcy Code. NSI amended the Plan on April 25, 2003, which was approved by the Bankruptcy Court's on May 22, 2003 which ordered that the Mergence undo the previous acquisition of NSI capital stock and undo the stock issuance previously consummated by the
Company.   The Company had issued 1,000,150 (post-split) in connection with this acquisition and all shares have subsequently been voided.

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

In July 2003, the holders of all of the Company's outstanding Series J, K and M Preferred Stock agreed to exchange the Preferred Stock for 575,000 shares (post-split) of the Company's common stock. The closing shall take place simultaneously with the reverse spilt of the Company's common stock at a rate of 40 for 1.

The name change of the Company and the 40 to 1 reverse spilt was effective on February 13, 2004. All references to transactions with the Company stock have been changed to give effect to the post-spilt adjustments.

On March 1, 2004, Oxford Media Corp., a Mergence-owned subsidiary focusing on acquiring digital video on demand companies, has entered into a letter of intent to acquire eMOD Systems, Inc, a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry.

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

EMPLOYEES

As of April 12, 2004, Mergence had 3 full-time employees and no part-time employees. Of our full-time employees, 2 are in senior management, and 1 is in administration. We believe that our relations with our employees are satisfactory. We are not a party to any collective bargaining agreements and we have never experienced any work stoppage. As Mergence continues to grow and introduce more products and services, we expect to hire additional personnel.

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

ITEM 3. LEGAL PROCEEDINGS

MERGENCE AND SUBSIDIARIES

We are involved in one lawsuit in the normal course of business and all amounts for exposure to the lawsuit have been recorded in our financial statements.
The lawsuits that the Company in which the Company has been involved in the last two years are as follows:

There is a collection action filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note, plus interest. Additionally, GLP filed a motion for summary judgment against the Company. All amounts are fully recorded in the financial statements.

During the years 2001 and 2002 several lawsuits were filed against the Company generally for non-payment of amounts due. These lawsuits resulted in Judgments against the Company totaling $1,138,000. All amounts have been recorded in the Company's financial statements as accounts payable. The Company is currently attempting to negotiate settlements with all creditors.

On August 9, 2001, an action was filed in California Superior Court, County of Orange, against the Company, certain officers and its current Directors by Donald C. Watters, the Company's former president, chief operating officer and director, claiming breaches of contract, good faith and fair dealing, and fiduciary duty, and tortuous adverse employment action in violation of public policy. Mr. Watters was seeking general damages of not less than $2,780,000, punitive damages, interest, attorney's fees and court costs. Mr. Watters was terminated by the Company for cause. The Company believed that the claims were without merit and intends to vigorously defend the action. A settlement was reached in October 2003, which resulted in no cost to the Company.

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

                                   PART II

ITEM 5. MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

The Common Stock is quoted on the OTC Bulletin Board, Symbol MRGN. On April 12, 2004, the high and low prices for the Common Stock on the OTC Bulletin Board were $0.43 and $0.50, respectively. The Company was quoted from May 30, 2003 to December 13, 2003 quoted on the Pink Sheets, Symbol ESYN. The following table reflects the high and low closing bid quotations reported by the OTC Bulletin Board. Such prices represent inter-dealer quotations, do not include markups, markdowns, or commissions and may not reflect actual transactions. As of April 12, 2003, there were approximately 260 holders of record of the Common Stock.



                                            High          Low

Year Ended December 31, 2003
----------------------------
January 1 to March 31, 2003                $1.20         $0.80
April 1 to June 30, 2003                   $0.80         $0.40
July 1 to September 30, 2003               $1.60         $0.40
October 1 to December 31, 2003.            $1.20         $0.40
January 1 to April 12, 2004                $0.75         $0.40



----------------------------
January 1 to March 31, 2002                $3.60         $1.60
April 1 to June 30, 2002                   $2.00         $0.80
July 1 to September 30, 2002               $2.00         $1.20
October 1 to December 31, 2002             $1.20         $0.40



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

                         SALE OF UNREGISTERED SHARES

The Company issued the following shares without registration under the Securities Act of 1933 during the year ended December 31, 2002:

The Company issued Common Stock as follows: 77,500 shares (post-split) for services of $103,000 and 500,000 shares (post-split) for compensation of $587,500. These issuances were made pursuant to Section 4(2) and/or 4(6) of the Securities Act of 1933.

The Company believes such issuances were exempt pursuant to Regulation D, Regulation S, Section 4(2) and/or 4(6) of the Securities Act of 1933.

The Company issued the following shares without registration under the Securities Act of 1933 during the year ended December 31, 2003:

The Company issued Common Stock as follows: 737,500 shares (post-split) for services of $755,200; 806,250 shares (post-split) for compensation of $812,500; 13,750 shares (post-split) in exercise of stock options with a value of $11,000; 106,250 shares (post-split) for payment of dividends valued at $127, 500 and 1,000,150 shares (post-split) for the purchase of Nacio (later voided). These issuances were made pursuant to Section 4(2) and/or 4(6) of the Securities Act of 1933


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Selected Financial Data should be read in conjunction with the financial statements and notes thereto found elsewhere herein.

The following discussions contain forward-looking statements regarding Mergence and its wholly owned subsidiaries, its business, prospects and results of operations which are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements.

OVERVIEW

Mergence Corporation designs, develops, markets and supports intelligent digital media solutions and services, including media rights management, audio and video encryption, delivery, tracking, key clearing and measurement tools, streaming media services. We have developed a suite of software and related components designed for the delivery of live and on-demand audio and video through cable, satellite and the Internet. We provide turnkey end-to-end solutions, offering all of the services necessary to provide secure streaming media including, strategic consulting, software development and implementation, development of e- commerce applications, production, encoding and decoding, encryption, client- side metrics, up-linking, web site development and integration, distribution, reporting, digital conversion, content management, pay-per-view streaming, hosting and archiving. Our software helps businesses securely, profitably, and effectively delivers high-quality video content to their customers. The Company also develops PC utility products, primarily for the Internet user.

PRODUCTS

Mergence continues to develop software technologies that address opportunities in the digital media space. In 2001, we introduced software technologies in the digital media space and software for the PC utility market. Mergence MediaOffice(TM) is an advanced set of tools based on the Microsoft Windows Media Rights Manager platform to provide a fully integrated and readily available digital rights management system. Mergence SiteStreamer(TM) is the easy way to display video content within the best graphical interfaceyours. SiteStreamer(TM) will help you increase customer satisfaction, further promote your brand, and create additional revenue opportunities.

Mergence MediaPod(TM) is an audiovisual presentation platform with interactive search and navigation capabilities that enables the user to easily control the viewing experience. Designed to let viewers interact with information the way they want, looking at parts that interest them, skipping ahead to others or going deeper when desired, the MediaPod Player(TM) puts the viewer in control, thereby permitting them to engage with the content. Mergence MediaMosaic(TM) provides users a multi-media presentation experience. The drag 'n drop windows can include one or more of the following: table of contents, transcript, image viewer, and related documents and HTML pages. Broadband Wizard(TM) 4.0 by KISSCO is the easiest way to test and optimize the speed of your DSL, cable or other high speed Internet connection. Invisible Folders Drag and drop any folder into Invisible Folder's main window, press a button, and the folder will disappear! Press another button, enter a password, and the folder will reappear. RAM Optimizer allows you to instantly free up memory when your system slows down. StartUp Manager allows you to easily turn off any program that starts with Windows, even those that don't appear in the Windows StartUp folder.

OXFORD MEDIA CORPORATION, a Mergence-owned subsidiary focusing on acquiring digital video on demand companies, has signed a letter of intent to acquire eMOD Systems, Inc ("eMOD"), a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry.

EMOD"S HOTEL - VIDEO ON DEMAND system benefits the guest, the hotel and the content owners. The system is advanced to the competition with proprietary ordering and billing software, secure Internet delivery of content, rapid deployment, low cost installation and online service and upgrades. The system has been in development and testing for over five years. Hotel guests enjoy high quality video on demand, easily and discreetly.

eMod has co-developed and has exclusive rights to the sale and distribution of low cost digital set-top boxes for the IPTV (TV over Broadband Internet Protocol) for business and home use. The low cost digital decoder for IPTV provides a discreet addressability to each room or TV for improved service and remote access and maintenance. A new box designed and built which allows the home viewer to surf the Internet with improved readability or watch near DVD quality movies.

The "Broadband VOD" system allows small to medium sized telephone companies to provide a video on demand movie service to their DSL customers. With broadband speeds as low as 400Kbps, customers can receive near DVD quality movies streamed to their TVs through digital set-top boxes. We provide the VOD servers at the Telco head-end, the distribution software and the consumer set-top boxes. Content is compressed and encrypted at our secure facilities and downloaded to the servers through a secure Internet pipe. The content is decrypted at the consumer's set-top box.


REVENUE

The Company generated no revenues in 2003 while going through a transition period, but has generated revenue from services and technology software delivered over the Internet and will generate future revenue from video related services, including digital rights management, encryption, key clearing, encoding, authoring, digital production, hosting, live and on-demand video, and web site integration in previous years. The Company will return this business upon the completion of the eMOD acquisition.

Internet and Software Licenses: The company previously derived revenue from Internet services, software, and e-commerce via the Internet. The company typically bundled varying product and service offerings that it sells through its web sites, email databases and Internet partner sites.

New Media: The company will derive revenue by delivering live, on-demand video and audio content over the Internet and by providing related services, including production, post production, compression, encoding, and encryption upon the completion of the eMOD acquisition.

COST OF REVENUE

Cost of New Media: Cost of new media consists of production expense, which includes salaries and costs associated with event production, bandwidth and monthly fees paid to Internet Service Providers and depreciation of servers included in the Company's global network.

EXPENSES

Mergence expenses consist of system development, sales and marketing, and general and administrative expenses. System development expenses consist primarily of salaries and payroll related expenses, fees to outside contractors and consultants, allocation of rent and depreciation on equipment. Sales and marketing and general and administrative expenses consist of salaries and related benefits, commissions, promotional expenses, public relations services, professional services, stock issued for services, stock-based compensation, amortization of goodwill, and general operating costs.

RESULTS OF OPERATIONS

The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at December 31, 2003 in the amount of $58,082,528. The Company net loss of $2,506,932 included non-cash operating expenses of $1,960,700 for Stock Based Compensation and Services and $304,654 for general and administrative expenses. The Company's net loss of $ 3,587,174 in 2002 included non-cash operating expenses of $1,357,550 for Stock Based Compensation and Services, $135,784 for impairment loss on assets disposed and $2,126,009 of general and administrative expense.




FOR THE YEARS ENDED                                                   DECEMBER  31,

                                                                2003             2002
                                                            ___________     ____________

SALES                                                       $        -       $  201,701
COST OF SALES                                                        -          109,759
                                                            -----------      ----------
        GROSS PROFIT                                                 -           91,942
                                                            -----------      ----------

OPERATING AND OTHER EXPENSES
     General and administrative                                 304,653       2,126,009
     Research and development                                                    16,111
     Stock issued for compensation and services               1,960,700       1,357,550
     Interest expense                                            60,647          72,387
     Impairment loss on assets disposed                                         135,784
                                                            -----------      ----------
        TOTAL OPERATING AND OTHER EXPENSES                   (2,326,200)     (3,707,841)
                                                            -----------      ----------
GAIN FROM DEBT FORGIVENESS                                      119,972              -

OTHER INCOME                                                         -           28,725
                                                            -----------      ----------
LOSS                                                         (2,206,028)     (3,587,174)

PREFERRED STOCK DIVIDENDS                                      (300,904)       (219,640)
                                                            -----------      ----------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $  (2,506,932)   $ (3,806,814)
                                                          ==============   ============



YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Sales were $ -0- in 2003 compared to $201,701 in 2002.

The cost of product sold in 2003 was -0- % compared to 54% in 2002. The decrease was due to no operating activities in 2003 while the Company was going through its transition phase. General and administrative expenses were $304,653 in 2003 compared with $2,126,009 in 2002. The decrease was due to a winding down of operations beginning in the third quarter of 2002, in 2003, interest expense was $60,647 versus $72,387in 2002. In addition, cost associated with the issuance of stock for compensation and services was $1,960,700 in 2003 as compared with $1,357,550 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003 the Company had $ - 0 - in cash and cash equivalents and a deficit in working capital (current liabilities in excess of current assets) of $6,255,891. Included in accounts payable are judgments for $1,138,000. Some judgment debtors have attempted to levy assets of the Company. The Company is currently in process of negotiating with creditors.

The Company raised $ -150,000 of cash from financing activities in 2003 and $ 247,900 of cash in 2002. This included proceeds from borrowings of $150,000 and $125,000 in 2003 and 2002, respectively.

The Company estimates that during the fourth fiscal quarter of 2002 it was using $25,000 more cash each month than was being generated by operations. The Company intends to raise additional capital to fund continuing operations and acquisitions. There is no assurance, however, that financing will be available on terms satisfactory to the Company or at all.

ITEM 7. FINANCIAL STATEMENTS

Financial statements are filed as part of this report on pages F-1 through F-
29.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

Set forth below is information regarding (i) the directors of the Company as of April 12, 2004, or until their successors are elected or appointed and qualified, and (ii) the executive officers of the Company as of April12, 2004, who are elected to serve at the discretion of the Board of Directors.


NAME                    POSITION(S) WITH THE COMPANY                AGE
------------------------------------------------------------------------
Thomas Hemingway        Chairman and Chief Executive Officer        47

T. Richard Hutt(1)      Director, Vice President and                65
                          Secretary/Treasurer

James H. Budd           Director and Vice President                 63



The Company does not have a nominating committee of the Board of Directors.

(1) A member of the audit committee of the Board of Directors of the Company.

The Board of Directors acting as a whole performs the functions of the compensation committee.

THOMAS HEMINGWAY

On August 5, 1998, Mr. Hemingway became the Chief Executive Officer and Chairman of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark Corporation, a California corporation ("Intermark"), and Intermark's security holders upon the consummation of that transaction. A co- founder of Intermark, from October 1995 to the present Mr. Hemingway served as Chief Executive Officer and in other senior management positions at Intermark, a software publishing, sales and marketing company. From August 1994 to September 1995, Mr. Hemingway operated a consulting business specializing in software sales and marketing. From January 1994 to July 1994, Mr. Hemingway was chief operating officer at Ideafisher Systems, an artificial intelligence / associative processing software company. From August 1993 to December 1993, Mr. Hemingway was serving as a consultant with L3, an edutainment software company. From January 1993 to July 1993, Mr. Hemingway was involved in computer-related consulting in the capacity of chief executive officer of Becker/Smart House, LV, a home automation enterprise. In 1992, Mr. Hemingway was involved in making private investments in various industries. Previously, from 1987 to 1991, Mr. Hemingway founded and served as president of Intellinet Information Systems, a provider of network services and systems. Earlier in his career, Mr. Hemingway was a founder of Omni Advanced Technologies, a research and development firm developing products for the computer and communications industry.

JAMES H. BUDD

Mr. Budd was elected to the Board of Directors on October 27, 1998. In August 1998, Mr. Budd became a Vice President of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark and Intermark's security holders. A co-founder of Intermark, from October 1995 to the present Mr. Budd has served as Vice President of Marketing and in other executive capacities of Intermark, a software publishing, sales and marketing company. From August 1994 to September 1995, Mr. Budd operated a consulting business specializing in software sales and marketing. From March 1994 to July 1994, Mr. Budd was vice president of marketing at Ideafisher Systems, an artificial intelligence / associative processing software company. From November 1993 to February 1994, Mr. Budd was involved in making private investments in various industries. Previously, from July 1978 to October 1993, Mr. Budd was founder and chief executive officer of Command Business Systems, a developer of business software products. Earlier in his career, Mr. Budd held marketing and sales management positions at Unisys, Nixdorf, Tymshare, and Prime Computer.

T. RICHARD HUTT

Mr. Hutt was elected to the Board of Directors on October 27, 1998. In August 1998, Mr. Hutt became a Vice President and the Secretary of the Company pursuant to the Agreement and Plan of Share Exchange among the Company, Intermark and Intermark's security holders. A co-founder of Intermark, from October 1995 to the present Mr. Hutt has served as Vice President of Sales and Secretary of Intermark. From September 1992 to September 1995, Mr. Hutt was distribution sales manager for Strategic Marketing Partners, a leading national software and technology-marketing firm. Previously, he was in the communications and mini- computer industry with TRW where he formed the Canadian subsidiary as vice president of sales. He moved to TRW's Redondo Beach headquarters and managed the western division until Fujitsu acquired the business unit. Before joining TRW, he was with NCR's financial sales division in Canada. Prior to that he managed the VAR division at Wang Laboratories. Moving to Matsushita, he played a key role in the development of the distribution channel for their Panasonic products.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section
16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between January 1, 2000 and December 31, 2003, on year- end reports furnished to the Company after December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation received by the Company's Chief Executive Officer and by each of the persons who were, for the fiscal year ended December 31, 2003, the other four most highly compensated executive officers of the Company whose total compensation during that year exceeded $100,000 (the "Named Officers"), for the three fiscal years ended December 31, 2003 or for the shorter period during which the Named Officer was compensated by the Company.


                                       SUMMARY COMPENSATION TABLE


                                                                    LONG-TERM COMPENSATION
                                                                ------------------------------
                                         ANNUAL COMPENSATION            AWARDS         PAYOUTS
                                 ----------------------------   ------------------   ---------

NAME AND                                                 RESTRICTED SECURITIES
PRINCIPAL                                 OTHER ANNUAL     STOCK    UNDERLYING   LTIP    ALL OTHER
POSITION            YEAR  SALARY   BONUS COMPENSATION(1)  AWARD(S)  OPTIONS(#)  PAYOUTS
COMPENSATION
------------------- ----  ------   ----- --------------- ---------- ----------- ------- ------------
Thomas C. Hemingway 2003  $                              $330,000    $165,000           $495,000
     CEO            2002   144,250(A)                     317,500                        317,500
                    2001   146,250

James H. Budd       2003                                  150,000                        150,000
  Vice President    2002   100,946(B)                     150,000                        150,000
                    2001   115,918

T. Richard Hutt     2003                                  165,000     90,000             255,000
   Vice President   2002   102,099(C)                     150,000                        150,000
                    2001   108,303

Mark Utzinger       2003                                  150,000     11,000             161,000
    Vice President  2002   125,000                        150,000      4,000             154,000




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




STOCK GRANTS AND STOCK OPTIONS GRANTS IN 2003


                Stock Grants:
                 Tom Hemingway:       475,000 shares valued at $495,000
                 James Budd:          125,000 shares valued at $150,000
                   T. Richard Hutt:     275,000 shares valued at $255,000
                 Mark Utzinger:       125,000 shares valued at $150,000


STOCK GRANTS AND STOCK OPTIONS GRANTS IN 2002


Stock Grants:
 Tom Hemingway:         75,000 shares valued at $317,500
 James Budd:          125,000 shares valued at $150,000
 T. Richard Hutt:     125,000 shares valued at $150,000
 Mark Utzinger:       125,000 shares valued at $150,000


                        Stock Option Grants In 2002:
                  Mark Utzinger:  18,750 shares at $1.20 per share

THERE WERE NO OPTION GRANTS DURING FISCAL 2003.


The following options were cancelled by the Officers in 2002:


Tom Hemingway:           21,062 shares
James Budd:               9,675 shares
T. Richard Hutt:          9,675 shares


The following table sets forth information concerning stock options, which were exercised during, or held at the end of, fiscal 2003 by the Named Officers:

None

COMPENSATION OF DIRECTORS

The Company's non-employee Director is not currently compensated for attendance at Board of Directors meetings. The Company may adopt a formal director compensation plan in the future. All of the Directors are reimbursed for their expenses for each Board and committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT. The following table sets forth as of April 13, 2004, information regarding beneficial ownership of the Company's stock by each director and each executive officer, and by all directors and executive officers of the Company as a group. Each named person and all directors and executive officers as a group are deemed to be the beneficial owners of shares that may be acquired within 60 days upon exercise of stock options. Accordingly, the number of shares and percentages set forth next to the name of such person and all directors and executive officers as a group include the shares issuable upon stock options exercisable within 60 days. However, the shares so issuable upon such exercise by any such person are not included in calculating the percentage of shares beneficially owned by any other stockholder.


                                                 SHARES  BENEFICIALLY  OWNED
                                                  --------------------------
                                             COMMON                  PREFERRED
                                             ------                  ---------


NAME OF BENEFICIAL OWNER             NUMBER     PERCENT      NUMBER    PERCENT
------------------------             ------     -------      ------    -------

Thomas Hemingway(1)                  438,899      5.4%         0         0%
James H. Budd(2)                     275,459      3.4          0         0
T. Richard Hutt(3)                   482,072      6.0          0         0


All Directors and Executive
Officers a group (3 Persons)      1,196,430     14.8%         0         0%




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS4.

None during the two years ended December 31, 2003.
..
..

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

2.7(2)          Non-Exclusive License Agreement between Oxford
                Management Corporation, a Nevada corporation, and Oxford Media Corporation.

2.8(3)          Registration Rights Agreement dated September 30, 1999 between the Company and Norton Garfinkle, individually and as
                trustee of each of The Gillian Garfinkle S Corporation Trust and The Nicholas Garfinkle S Corporation Trust
..

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

10.14(9) Series K Convertible Preferred Stock Purchase Agreement dated as of December 30, 1999 among the Registrant and the Purchasers named therein.

10.15(9) Registration Rights Agreement dated as of December 30, 1999 among the Registrant and the Purchasers named therein

10.16(9)        Form of Warrant issued in the placement of Series K Preferred Stock.

10.24(11)       Series M  Convertible  Preferred Stock Purchase Agreement dated as of January 18, 2001 among the Registrant and the Purchasers named  therein.

10.26(11)       Form of Warrant to Purchase  Shares  of  Common Stock of the
                Registrant  related  to  the  sale  of  Series  M  Convertible
                Preferred  Stock.
..




** Indicates management compensation arrangements.
(1) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        April 19, 1999.
(2) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        October 15, 1999.
(3) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2 filed November 29, 1999.
(4) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        February 8, 2000.
(5) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        December 18, 2000.
(6) Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed March 27,
        2000.
(7) Incorporated by reference to the 4.1 exhibit to the Company's Form S-8 filed February
        1, 1999.
(8) Incorporated by reference to the 4.2 exhibit to the Company's Form S-8 filed February
         1, 1999.
(9) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed
        February 15, 2000.
(10) Incorporated by reference to the like-numbered exhibit to the Registrant's Form S-3 filed December 15, 2000.
(11) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed January 26, 2001.
(12) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed August 19, 1999.
(13) Incorporated by reference to the like-numbered exhibit to the Company's Form SB-2/A filed January 18, 2000.
(14) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed February 9, 2001.
(15) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3 filed February 13, 2001.
(16) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13D filed February 14, 2001.
(17) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 9, 2001.
(18) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed March 9, 2001.
(19) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 20, 2001.
(20) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K/A filed March 29, 2001.
(21) Incorporated by reference to the like-numbered exhibit to the Company's Form S-3/A filed March 30, 2001.
(22) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13G/A filed April 4, 2001.
(23) Incorporated by reference to the like-numbered exhibit to the Company's Form 424B3 filed May 3, 2001.
(24) Incorporated by reference to the like-numbered exhibit to the Company's Form SC-13D filed May 4, 2001.
(25) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8POS filed June 11, 2001.
(26) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 14, 2001.
(27) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed November 19, 2001.
(28) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed December 13, 2001.
(29) Incorporated by reference to the like-numbered exhibit to the Company's Form 14-C filed February 25, 2002.
(30) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed March 29, 2002.
(31) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed May 22,2002
(32  Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed May 24, 2002
(33) Incorporated by reference to the like-numbered exhibit to the Company's Form 8K filed
        July 31, 2002
(34) Incorporated by reference to the like-numbered exhibit to the Company's Form  10-QSB filed August 19,2002
(35) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB/A filed August 26,2002
(36) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K/A filed September 27,2002
(37) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 27, 2002
(38) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C filed November 8, 2002
(39) Incorporated by reference to the like-numbered exhibit to the Company's Form DEF-14C filed November 18, 2002
(40) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed November 19, 2002
(41) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C filed March 27,2003
(42) Incorporated by reference to the like-numbered exhibit to the Company's Form DEF-14C filed April 8, 2003
(43) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed July 30, 2003
(44) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C dated August 1, 2003
(45) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSBA filed September 11, 2003
(46) Incorporated by reference to the like-numbered exhibit to the Company's Form DEF-14C filed September 12, 2003
(47) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-KSBA filed September 12, 2003
(48) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSBA filed September 15, 2003
(49) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSBA filed September 15, 2003
(50) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 15, 2003
(51) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C dated September 26, 2003
(52) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-QSB filed November 14, 2003
(53) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed February 14, 2004

(99.1) Incorporated by reference to exhibit 99 to the Company's Form 10-K filed April 16,
        2002.



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

                             MERGENCE CORPORATION




Date   April 12,2004                     By: /s/ T. Richard Hutt
                                        ---------------------------------
                                        Vice President, Secretary -Treasurer
                                         and Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of April 2004.



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

                    MERGENCE CORPORATION AND SUBSIDIARIES

                             FINANCIAL STATEMENTS
                              TABLE OF CONTENTS

                                                                     PAGE



Report of Independent Certified Public Accountants                    F-1

Consolidated Balance Sheets - December 31, 2003 and 2002              F-2

Consolidated Statements of Operations for the Years Ended
   December 31, 2003 and 2002                                         F-3

Consolidated Statements of Stockholders' Deficit
   the Years Ended December 31, 2002 and 2003                         F-4

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2003 and 2002                                   F-5

Notes to Consolidated Financial Statements                            F-6

HANSEN, BARNETT & MAXWELL                  REGISTERED WITH THE PUBLIC COMPANY
    A Professional Corporation                      ACCOUNTING OVERSIGHT BOARD
   CERTIFIED PUBLIC ACCOUNTANTS
     5 Triad Center, Suite 750
   Salt Lake City, UT 84180-1128
       Phone: (801) 532-2200
        Fax: (801) 532-7944
          www.hbmcpas.com


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders
Mergence Corporation

We have audited the accompanying consolidated balance sheets of Mergence Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mergence Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has suffered substantial and recurring losses from operations and negative cash flows from operating activities. At December 31, 2003, the Company has a working capital deficiency and a capital deficiency. The Company has numerous judgments against it and is unable to pay its current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 14, 2004

                    MERGENCE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                                        DECEMBER 31,
                                                                -------------------------
                                                                     2003          2002
                                                                ------------  -----------

                                        ASSETS

CURRENT ASSETS
  Cash                                                         $         -    $      985

                                                               ------------  -----------
    TOTAL CURRENT ASSETS                                                 -           985
                                                               ------------  -----------

TOTAL ASSETS                                                   $         -   $       985
                                                               ============  ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                             $  2,419,803  $ 2,559,906
  Accounts payable - related party                                   33,800           -
  Accrued liabilities                                             2,615,821    2,415,175
  Notes payable                                                     833,400      683,400
  Preferred dividends payable                                       353,067      179,663
                                                               ------------  -----------
    TOTAL CURRENT LIABILITIES                                     6,255,891    5,838,144
                                                               ------------  -----------
STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated
   value per share; 275 shares authorized; 58.2 shares
   outstanding, liquidation preference of $457,000                  457,000      457,000
  Series K convertible preferred stock - $10,000 stated
   value per share; 250 shares authorized; 18.3 shares
   outstanding; liquidation preference of $58,000                    58,000       58,000
  Series M convertible preferred stock - $10,000 stated value per share; 220 shares authorized; 196.9 shares
   outstanding; liquidation preference of $1,969,000              2,616,862    2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055
   shares authorized; no shares outstanding                              -            -
  Common Stock - $0.001 par value; 250,000,000 shares
   authorized; 4,605,923 and 2,529,673 shares
outstanding             4,606        2,530

  Additional paid-in capital                                     48,690,169   46,604,045
  Accumulated deficit                                           (58,082,528) (55,575,596)
                                                               ------------  -----------
    TOTAL STOCKHOLDERS' DEFICIT                                  (6,255,891)  (5,837,159)
                                                               ------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $         -   $       985
                                                               ============  ===========






  The accompanying notes are an integral part of these consolidated financial statements.

                    MERGENCE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                               -----------------------------
                                                                    2003           2002
                                                               --------------  -------------

REVENUE                                                        $           -   $     201,701
COST OF PRODUCTS SOLD                                                      -         109,759
                                                               --------------  -------------
    GROSS PROFIT                                                                      91,942
                                                               --------------  -------------
OPERATING AND OTHER EXPENSES
  General and administrative                                          304,653      2,126,009
  Research and development                                                 -          16,111
  Stock issued for services                                           852,200      1,207,700
  Stock-based compensation to employees and consultants             1,108,500        149,850
  Interest expense                                                     60,647         72,387
  Impairment loss on assets disposed                                                 135,784
                                                               --------------  -------------
    TOTAL OPERATING AND OTHER EXPENSES                              2,326,000      3,707,841
                                                               --------------  -------------

GAIN FROM DEBT FORGIVENESS                                            119,972             -

OTHER INCOME                                                               -          28,725
                                                               --------------  -------------



NET LOSS                                                           (2,206,028)    (3,587,174)

PREFERRED STOCK DIVIDENDS                                            (300,904)      (219,640)
                                                               --------------  -------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $   (2,506,932)  $ (3,806,814)

                                                               ==============  =============

BASIC AND DILUTED LOSS PER COMMON SHARE                        $        (.57)   $     (2.16)
                                                               ==============  =============
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
   USED IN PER SHARE CALCULATION                                    4,429,934      1,759,523
                                                               ==============  =============



  The accompanying notes are an integral part of these consolidated financial statements.

                     MERGENCE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT




                            PREFERRED STOCK              COMMON   SHARES ADDITIONAL                         TOTAL
                          -----------------------    ------------------- PAID-IN       ACCUMULATED     STOCKHOLDERS'
                              SHARES   AMOUNTS       SHARES     AMOUNTS  CAPITAL         DEFICIT      EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER             311.90 $3,516,862      922,869      $923 $43,743,007   $(51,768,782)     $(4,507,990)
31, 2001

Shares issued for                   -          -      867,750       868   1,069,332               -       1,070,200
services
Shares issued in
settlement of
  payroll liabilities               -          -      125,000       125     137,375               -         137,500
Conversion of Series          (14.30)  (143,000)      129,879       130     142,870               -               -
J preferred stock
Conversion of Series          (24.20)  (242,000)      189,063       189     241,811               -               -
K preferred stock
Shares issued for
payment of preferred
  dividends                         -          -       62,830        63      74,167               -          74,230
Beneficial conversion
paid with
  common shares                     -          -            -         -      92,158               -          92,158
Preferred stock                     -          -            -         -           -       (219,640)       (219,640)
dividend accrual
Exercise of stock                   -          -      164,750       164     112,736               -         112,900
options and warrants
Fair value of options               -          -            -         -     149,850               -         149,850
granted
Contribution from                   -          -            -         -     415,992               -         415,992
Officers/Shareholders
Receipt of                          -          -            -         -      10,000               -          10,000
shareholder
receivable
Settlement of                       -          -       67,532        68     414,747               -         414,815
dividends
Net loss                            -          -            -         -           -      (3,587,174)     (3,587,174)
-------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER             273.40  3,131,862    2,529,673     2,530  46,604,045     (55,575,596)     (5,837,159)
31, 2002

Shares issued for                   -          -      875,000       875     851,325               -         852,200
services
Shares issued for                   -          -    1,081,250     1,081   1,096,419               -       1,097,500
compensation
Preferred stock                     -          -            -         -           -        (300,904)       (300,904)
dividend accrual
Shares issued for
payment of
  preferred dividends               -          -      106,250       106     127,394               -         127,500
Exercise of stock                   -          -       13,750        14      10,986               -          11,000
options
Net loss                            -          -            -         -           -      (2,206,028)     (2,206,028)
-------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER             273.40  3,131,862  - 4,605,923  -  4,606  48,690,169  -  (58,082,528)     (6,255,891)
31, 2003
===================================================================================================================







  The accompanying notes are an integral part of these consolidated financial statements.

                    MERGENCE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                                                      DECEMBER 31,
                                                                            --------------------------------
                                                                                 2003              2002
                                                                            --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $ (2,206,028)     $( 3,587,174)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                                   227,967
    Loss on disposal of property and equipment                                                      135,999
    Stock issued for services, interest and settlements                           852,200         1,207,570
    Stock based compensation                                                    1,108,500           149,850
    Forgiveness of debt                                                           119,972
    Changes in operating assets and liabilities:
      Accounts receivable                                                                            41,779
      Other Assets                                                                                  250,602
      Accounts payable                                                           (260,075)        1,154,794
      Accounts payable-related party                                               33,800
      Accrued liabilities                                                         200,646           166,915
                                                                        ---------------------  -------------
  NET CASH USED IN OPERATING ACTIVITIES                                          (150,985)       (  251,698)
                                                                        ---------------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issued for cash                                                                 -
  Purchases of common stock                                                             -
  Proceeds from the exercise of options and warrants                                                112,900
  Proceeds from issuance of preferred shares, net of costs                              -
  Proceeds from borrowings                                                        150,000           125,000
  Payment on receivable from Shareholder                                                             10,000
                                                                        ---------------------  -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       150,000           247,900
                                                                        ---------------------  -------------
NET INCREASE (DECREASE) IN CASH                                                   (   985)           (3,798)
CASH - BEGINNING OF YEAR                                                              985             4,783
                                                                        ---------------------  -------------
CASH - END OF YEAR                                                            $         -      $        985
                                                                        =====================  =============




SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES - NOTE 7




  The accompanying notes are an integral part of these consolidated financial statements.

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On February 13, 2004, the shareholders changed the name of the Company from eSynch Corporation to Mergence Corporation and reverse split the common stock on a 1-for-40 basis. The accompanying financial statements have been restated on a retroactive basis for the effects of these changes for all periods presented.

The primary activities of Mergence Corporation (Mergence or the Company) have consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring. The Company has curtailed all of these activities due to lack of financial resources. Oxford Media Corporation, a wholly-owned subsidiary, has entered into a letter of intent to acquire eMOD Systems, Inc, a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry, in exchange for a majority interest in Oxford Media Corporation.

Principles Of Consolidation - The accompanying consolidated financial statements include the accounts of Mergence and of its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at December 31, 2003 in the amount of $58,082,528. The Company has numerous judgments against it and is unable to pay its current liabilities. Management's plans are to seek mergers for the Company and its subsidiaries and to request compromise of existing liabilities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.



Fair Values of Financial Instruments - The amounts reported as accounts payable, accounts payable related party, accrued liabilities, and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were estimated by management and were not based on comparable debt as the Company is unable to obtain outside financing..

Stock-Based Compensation - Stock-based compensation to employees is recognized and measured in accordance with the principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. This method recognizes compensation expense related to stock options granted to employees based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Compensation expense related to stock options granted to non-employees is determined based upon the fair value of the stock options on the date granted. Compensation relating to the options granted to employees is being recognized over the vesting period of the options. Stock-based compensation charged to operations was $1,960,700 and $1,357,550 for the years ended December 31, 2003 and 2002, respectively. The following table illustrates the effect on net loss and basic and diluted loss per share for the years ended December 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                          2003           2002
                                                   -----------    -----------

Net loss, as reported                              $(2,206,028)   $(3,587,174)
Add: Stock-based employee compensation expense
 included in reported net loss                       1,960,700      1,037,850
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards                              (1,960,700)    (1,104,100)
                                                   -----------    -----------
Pro Forma, Net Loss                                $(2,206,028)   $(3,653,424)
                                                   ===========    ===========
Basic and diluted loss per common share:
  As reported                                      $     (0.57)   $     (2.16)
  Pro forma                                        $     (0.57)   $     (2.08)
                                                   ===========    ===========



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

As of December 31, 2003 and 2002, there were 58.2 shares of Series J convertible preferred shares, 18.3 shares of Series K convertible preferred shares, and 196.9 shares of Series M convertible preferred shares. As of December 31, 2003 and 2002, there were options and warrants to purchase 27,875 and 113,540 shares of common stock at December 31, 2003 and 2002, respectively. These items were not included in the calculation of diluted loss per share for the years ended December 31, 2003 and 2002, as they would have been anti-dilutive, thereby decreasing the loss per share.

Revenue Recognition - The Company has sold software products at fixed prices for which the right to return was granted to the buyer. Accordingly, revenue was recognized when the buyer has paid for the products and the amount of future returns could be reasonably estimated. Cost of products sold was recognized at the date the sale was recognized less an estimate for sales returns. Until the sale was recognized, products purchased from publishers were accounted for, as consigned product from publishers and the related cost was not reflected in the financial statements with the exception of software inventory owned by the Company. Revenue from DVD video encoding, compression and authoring and video-on-demand services was recognized when the product or services was completed, the products were transmitted or shipped to the customer and accepted by the customer.

New Accounting Standards - In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company has applied the provisions of this standard to transactions occurring after December 31, 2002.


In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. Statement No. 150 will require financial instruments that are mandatorily redeemable or that contain an obligation to repurchase the financial instrument be classified as liabilities. Statement No. 150 was effective July 1, 2003.

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



NOTE 3 - EQUIPMENT

The Company abandoned its remaining equipment in the year ended December 31, 2002 and recognized an impairment loss of $135,784.

Equipment consisted of the following at December 31, 2003 and 2002:

Depreciation expense for the years ended December 31, 2003 and 2002 was $0 and $227,969, respectively.


NOTE 4 - TECHNOLOGY

During the year ended December 31, 2001, the Company acquired proprietary data encryption technology for use in its streaming media products and services business sector. In connection with the purchase of the technology, the Company issued 801,187 shares valued at $275,448 and made payments of $26,000 for the modification of the software. The technology combined a variety of advanced methods and gave the Company the ability to deliver simultaneous streaming media and downloading services in a fully secure, industry-standard environment. The acquired technology was used in combination with the Company's existing technologies in products and services. The Company amortized the cost of the technology over the estimated future cash inflows or three years, whichever resulted in the greater amount of amortization. The net value of the technology of $226,086 was included in other assets on the accompanying December 31, 2001 balance sheet. During the year ended December 31, 2002, the Company discontinued the use of the technology and amortized the balance of the cost of the technology.

NOTE 5 - ACCRUED LIABILITIES

Included in accrued liabilities at December 31, 2003 and 2002 are $ 1,837,000 and $1,585,000, respectively, in obligations to state and federal governments for payroll taxes from previous years and for estimated interest and penalties owing on such tax obligations. At December 31, 2003 and 2002 the Company has accrued salaries of $276,545 and $276,545, respectively. Some of these employees to whom the accrued salaries are due have obtained judgments against the Company for payment of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2003 and 2002, the Company withheld 401K contributions from employees' wages; however, these employee contributions were not contributed to the plan. At December 31, 2003 and 2002, amounts due to the plan were $43,467 and $43,467, respectively.

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE

During the year ended December 31, 2003 and 2002, the Company borrowed $150,000 and $125,000 from individuals. The 2003 have a 10% interest rate and were due on demand. The 2002 note is non-interest bearing, unsecured and due on demand. During 2002, an individual forgave a $40,000 note plus interest. During 2001, the Company issued 1,250 shares of common stock valued at $16,000 for interest and consideration to shareholder for making the loan. The value of the shares has been included in interest expense.

At December 31, 2003 and 2002, the Company has $450,000 due under a promissory note to Garfinkle Limited Partnership II ("GLP"), a company of a shareholder and a former member of the Board of Directors. The note bears an interest rate of 10%. The note was entered into on June 14, 2000 and was originally due on September 12, 2000. At December 31, 2000, the note was in default. During January 2001, the Company issued warrants to purchase 6,250 shares of common stock to GLP. The warrants were valued at $160,850 using the Black-Scholes option-pricing model. In return, GLP agreed to extend the terms of the note.

There was a collection action filed on May 9, 2002 by GLP wherein GLP alleged breach of the $450,000 promissory note. Additionally, GLP filed a motion for summary judgment against the Company, which is set for trial during June 2004.

Notes payable consisted of the following at December 31, 2003 and 2002:


                                                              2003       2002
                                                           ---------  ---------

10% Convertible note payable to a shareholder, unsecured,
  due on demand                                            $ 450,000  $ 450,000
7% Note payable to shareholder, interest due quarterly,
  principal payable $14,754 quarterly, unsecured              77,150     77,150
Non-interest bearing, unsecured note, due on demand          125,000    125,000
10% Note payable to shareholder, payable on demand,
 unsecured                                                    31,250     31,250
10% Note payable to shareholder, payable on demand,
 unsecured                                                    17,500
10% Note payable to shareholder, payable on demand.
  unsecured                                                   17,500
10% Note payable to shareholder, payable on demand,
  unsecured                                                  115,000
                                                           ---------  ---------
Total Notes Payable                                        $ 833,400  $ 683,400
                                                           =========  =========





NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Supplemental Cash Flow Information - The Company paid $60,647 and $72,387 for interest during the years ended December 31, 2003 and 2002, respectively.

Noncash Investing And Financing Activities - During the year ended December 31, 2003, the Company had the following non-cash transactions: accrued preferred dividends of $300,904; settled outstanding dividends valued at $ 127,500 by issuance 106,250 shares of common stock.

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

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

There was no provision for, or benefit from, income taxes for any period presented. The components of the net deferred tax asset as of December 31, 2003 and 2002 were as follows:


                                        2003               2002
                                    ------------       -----------
Operating loss carry forwards       $ 10,247,500       $10,155,967
Valuation allowance                  (10,247,500)      (10,155,967)
                                    ------------       -----------
Net Deferred Tax Asset              $          -       $         -
                                    ============       ===========



For income tax reporting purposes, the Company has net operating loss carry forwards in the amount of approximately $27,460,000 at December 31, 2003 that will expire beginning in the year 2011 through 2023. The valuation allowance increased by $91,533 and $1,338,015 during the years ended December 31, 2003 and 2002, respectively.

The following is a reconciliation of the tax benefit that would result from applying the federal statutory tax rate to pretax loss with the provision for income taxes for the years ended December 31, 2003 and 2002:


                                        2003              2002
                                    ------------      ------------
Benefit at federal statutory
 rate (34%)                         $   (750,050)     $ (1,219,639)
Stock-based compensation                 731,549           387,118
Change in valuation allowance             91,533         1,338,015
State tax benefit, net of federal
 tax effect                              (73,032)         (118,376)
Other                                          -           (87,118)
                                    ------------      ------------

Provision for Income Taxes          $          -      $          -
                                    ============      ============




NOTE 9  - STOCKHOLDERS' EQUITY

Series J Convertible Preferred Stock - From August through October 1999, the Company issued 262.5 shares of Series J convertible preferred stock at a price of $10,000 per share in a private placement offering. The Series J convertible preferred stock is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $140 per common share or 80% of the average of the six lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series J convertible preferred shares not converted on the third anniversary of the issuance dates was automatically convertible into common stock, subject to extensions by the Company for certain events which the Company has granted.

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

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued dividends payable were estimated based on the fair value of the number of shares of common stock issuable using current conversion prices, and totaled $127,872 and $95,970 at December 31, 2003 and 2002, respectively. Series J convertible preferred stock dividends accrued during the years ended December 31, 2003 and 2002 were $ 33,250 and $33,250, respectively.

The Series J convertible preferred stock has a liquidation preference of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends.

During the years ended December 31, 2003 and 2002, holders of Series J convertible preferred stock converted a total of 14.3 preferred shares valued at $143,000 and received 129,879 common shares in 2002. Additional accrued dividends remain unpaid on converted Series J convertible preferred stock.

Series K Convertible Preferred Stock - In December 1999 and January 2000, the Company issued 200 shares of Series K convertible preferred stock at a price of $10,000 per share in a private placement offering. The Series K convertible preferred stock is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $140 per common share or 80% of the average of the six lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series K convertible preferred shares not converted on the third anniversary of the issuance dates was automatically convertible into common stock, subject to extensions by the Company for certain events, which the Company has granted.






Dividends on the Series K convertible preferred stock are cumulative and accrue at the rate of 7% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends was determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable were estimated based on the fair value of the number of shares of common stock issuable using the current conversion prices, and totaled $12,165 and $8,120 at December 31, 2003 and 2002, respectively. Series K convertible preferred stock dividends accrued during the years ended December 31, 2003 and 2002 were $4,088 and $4,060, respectively.

The Series K convertible preferred stock has a liquidation preference of $10,000 per share plus accumulated and unpaid dividends and may be redeemed at the Company's option for $12,000 per share plus accumulated dividends upon 30 days notice.

Series M Convertible Preferred Stock - On December 7, 2000 and January 23, 2001, the Company issued 196.9 shares of Series M convertible preferred stock. The Series M convertible preferred stock is convertible into the number of shares of common stock determined by dividing its $10,000 stated value per share by the conversion price, computed as the lower of $55 per common share or 78% of the average of the three lowest closing bid prices per share in the twenty-trading-day period ending on the day before conversion. Any Series M convertible preferred shares not converted on the third anniversary of the issuance dates will be automatically converted into common stock, subject to extensions by the Company for certain events, which the Company has granted..

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Dividends on the Series M convertible preferred stock are cumulative from January 22, 2001 and accrue at the rate of 8% per annum. The dividends are not required to be paid until conversion, redemption or until an acquisition of the Company occurs. The Company has the option of paying accrued dividends either in cash or in common shares, based on the conversion price then in effect. To date, the Company has elected to pay accrued preferred dividends on the various conversion dates with common stock. Although the number of common shares issued in payment of accrued preferred dividends was determined by the conversion price in effect on the dates issued, they were recorded at fair value, which effectively increased the dividend rate. Accrued dividends payable were estimated based on the fair value of the number of shares of common stock issuable using current conversion prices, and totaled $213,025 and $75,753 at December 31, 2003 and 2002, respectively. Series M convertible preferred stock dividends accrued during the years ended December 31, 2003 and 2002 were $137,452 and $209,349.

The holders of Series M convertible preferred stock are entitled to a preference in the event the Company is liquidated. That preference is $10,000 per share, plus accrued and unpaid dividends.

During 2003, 106,250 shares of common stock were issued for payment of liquidated damages in connection with series J and M preferred stock in the amount of $127,500.


The Series J convertible preferred stock, the Series K convertible preferred stock and the Series M convertible preferred stock are on parity as to liquidation preferences. Any and all of the remaining assets could be distributed to holders of junior securities (e.g., other shares of preferred stock or common stock), in order of seniority. A merger or acquisition of the Company can only be effected if the holders of the convertible preferred stock maintain their relative rights, preferences and privileges. A transaction that is inconsistent with this provision is prohibited. Holders of convertible preferred stock are not entitled to vote in the election of directors. The vote of holders of three-fourths of the convertible preferred stock outstanding is required, however, to reclassify any of the outstanding securities (e.g., a stock split), to make a distribution with respect to any stock that is junior to the convertible preferred stock (e.g., any dividend to holders of common stock), or to authorize any securities senior to the Series M convertible preferred.

In July 2003, the holders of all of the Company's outstanding Series J, K and M preferred stock agreed to exchange the Preferred Stock for 575,000 shares (post-split) of the Company's common stock. The closing took place simultaneously with the reverse spilt of the Company's common stock at a rate of 40 for 1, which occurred on February 13, 2004.

Common Stock - On February 13, 2004, the shareholders of the Company approved a 1-for-40 reverse stock split of the Company's outstanding common stock. The accompanying financial statements have been restated on a retroactive basis for the effects of the reverse stock split for all periods presented. During the year December 31, 2003, the Company issued common stock as follows: the issuance of 875,000 for services in the amount of $852,200; issued 1,081,250 shares for compensation in the amount of $1,097,500; issued 106,250 shares in payment of preferred shares dividends in the amount of $127,500; issued 13,750 shares in connection with the exercise of stock options with a value of $11,000 and issued 1,000,151 shares in the acquisition of Nacio which were also voided during the year.

During the year ended December 31, 2002, the Company issued common stock as follows: the issuance of 992,750 shares for services and compensation in the amount of $1,207,700, which was charged to stock issued for services expense, the issuance of 130,362 shares for the settlement of dividends valued at $489,045 and the issuance of 318,942 shares for the conversion of Series J and Series K convertible preferred stock as described above.

During 2003 and 2002, option holders exercised 13,750 and 164,750 options to purchase shares of the Company's common stock. The total proceeds from the exercises were $11,000 and $112,900 during 2003 and 2002, respectively.


NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 75,000 shares of common stock. On September 6, 2002, the 1999 Stock Incentive

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Plan was amended to allow the granting of options for up to 318,750 and on January 6, 2004 was amended to allow the granting of options up to 10,000,000 shares of common stock. Under the 1998 Stock Option Plan, options may be granted to employees and consultants for up to 15,000 common shares

The exercise prices of options under the plans and under individual option contract have generally been below the market price of the Company's stock on the date of grant. Options generally vest from immediately to over three years and are exercisable for up to five to ten years. Employees and directors generally expire six months after termination of service.

During the year ended December 31, 2003, options were exercised to purchase 13,750 shares at an exercise price $1.20 per share. During the year no options were granted and 59,415 expired and no options were outstanding at December 31, 2003.

In March 2002, the Company issued options to purchase 6,250 share of common stock at an exercise price of $1.60 per share. In August 2002, the Company issued options to purchase 43,750 shares of common stock at an exercise price of $1.20 per share. These options were issued under the 1999 Stock Incentive Plan to officers, directors, and employees of the Company.

A summary of the status of the Company's stock options as of December 31, 2003 and 2002 and changes during the years then ended are presented below:


                                               OPTIONS OUTSTANDING
                                             ---------------------
                                                   2003                        2002
                                                ----------                  ----------
                                                         WEIGHTED-               WEIGHTED-
                                                          AVERAGE                AVERAGE
                                                          EXERCISE               EXERCISE
                                                SHARES       PRICE    SHARES      PRICE
----------------------------------  ---------------------  -------  -----------  ---------
Outstanding at beginning of year                  73,165   $ 53.60      48,672    $96.40
  Granted                                                               50,000      1.20
  Forfeited                                                            (19,413)    38.40
  Expired                                        (59,415)    63.73     ( 1,094)     1.20
  Exercised                                     ( 13,750)     1.20     ( 5,000)     1.20
                                    ---------------------           -----------  -------
Outstanding at end of year                          _                   73,165     53.60
                                    =====================           ===========
Options exercisable at end of year                  -                   72,508    $52.80
                                    =====================           ===========
Weighted-average fair value of
 options granted during year                      $ -                             $ 0.40
                                                  =======                        =======





The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002; dividend yield 0%; expected volatility of 214%; risk-free interest rate of 2.50%, expected life of the options of 2.48 years and underlying stock price $0.03

OPTIONS AND WARRANTS GRANTED TO NON-EMPLOYEES

During the year December 31, 2003 the Company issued no options. During the year ended December 31, 2002, the Company issued options under a consulting agreement for 84,750 shares of common stock for $0.40 per share. The shares vested immediately. The options were valued at $45,900 using the Black-Scholes option pricing model with the following weighted-average assumptions: 1.73% risk-free interest rate, 0% expected dividend yield, 143.4% volatility and 1.0 years, of which the entire amount was expensed during the year ended December 31, 2002.

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2002, the Company issued options under a consulting agreement for 75,000 shares of common stock for $1.20 per share. The shares vested immediately. The options were valued at $103,950 using the Black-Scholes option pricing model with the following weighted-average assumptions:
1.73% risk-free interest rate, 0% expected dividend yield, 143.4% volatility and 1.0 years, of which the entire amount was expensed during the year ended December 31, 2002.



The options and warrants are exercisable for periods from two to ten years. The options and warrants are summarized as follows:


                                                          OPTIONS OUTSTANDING
                                               -------------------------------------------
                                                        2003                 2002
                                               ---------------------  --------------------
                                                           WEIGHTED-             WEIGHTED
                                                           AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE
                                                 SHARES    PRICE     SHARES      PRICE
                                               ---------   -------   --------    -------

Outstanding at beginning of year                  40,375   $ 96.40       40,375  $96.40
Granted                                                                 159,750    0.80
Cancelled                                        (12,500)   121.70
Exercised                                                            (  159,750)   0.80
                                             -----------             ----------
Outstanding at end of year                        27,875     96.40       40,375   96.40
                                             ===========             ==========
Options exercisable at end of year                27,875    $85.29       40,375  $96.40
                                             ===========             ==========
Weighted-average fair value of
 options granted during year                     $  -                   $  0.80
                                             ===========                =======




The following table summarizes information about non-employee stock options outstanding at December 31, 2003:



                                   OUTSTANDING                           EXERCISABLE
                              ----------------                           -----------
                                WEIGHTED-AVERAGE                                WEIGHTED-AVERAGE
RANGE OF              NUMBER         REMAINING      WEIGHTED-AVERAGE    NUMBER     AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE   EXERCISABLE EXERCISE PRICE
----------------  -----------  -----------------  ----------------  -----------  ---------------
$ 20.00 -50.00         20,000         3.69         $    26.88            20,000     $  26.88
$ 80.00                 2,875         1.89              80.00             2,875        80.00
 260.00-340.00          5,000         5.75             322.00             5,000       322.00
                 ----------------                                     -------------

$20.000-340.00         27,875         3.87              85.29            27,875       $85.29
                 ================                                     =============



                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Compensation from non-employee options and warrants was determined based on the fair value at the grant dates consistent with the method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Compensation relating to the options and warrants is being recognized over their vesting periods. Stock-based compensation charged to operations for non-employees was $149,850 for the year ended December 31, 2002 and $0 for the year ended December 31, 2003.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Capital Lease - The Company entered into a lease for computer equipment during the year ended December 31, 2000. The lease is for thirty-six months and requires a monthly payment of $7,413. During the year ended December 31, 2001 the Company entered into an additional lease for computer equipment. The lease is for thirty-six months and requires a minimum monthly payment of approximately $1,171. The leases have been treated as capital leases. The following is a schedule of future minimum rental payments under the capital lease at December 31, 2003:

                      FOR THE YEARS ENDING DECEMBER 31:



             2004                                           $  4,685
                                                            ---------

Total minimum payments                                         4,685
Less amount representing interest                              4,685
                                                            ---------

Present value of net minimum lease payments                 $      -
                                                            =========



At December 31, 2003, the Company was in default on its capitalized lease obligations as a result of delinquent payments. The financial institutions have obtained judgments against the Company and the amount due is now recorded in accounts payable. The Company no longer has the equipment.

Operating Lease - Until November of 2001, the Company leased office and warehouse facilities in Tustin California under a five-year agreement classified as an operating lease. Monthly minimum rental payments on the lease were $20,010 to be adjusted upwards by 4% for each succeeding year during the term of the lease. The Company terminated this lease and recognized an accrued liability for its remaining obligations herewith of $136,351 during the year ended December 31, 2001. The Company moved to a temporary multi-tenant office facility in Irvine, California, paying a rental rate of $6,000 per month under a month-to- month contract from November 1, 2001 to February 2002. In February 2002, the Company moved to Santa Ana, California where it leases office facilities under a fifteen-month agreement classified as an operating lease. Monthly minimum rental payments on the lease are $3,750. Additionally, the Company previously leased space for its computer servers and bandwidth. The lease had a term of two years and a minimum monthly payment of $4,110. In September of 2001, the Company moved its co-location operation from this facility to a new location in Irvine, California and canceled the lease. In November 2002, the Company entered into a month-to month lease in Irvine with a monthly rent payment of $1,000 per month.

Lease expense for the years ended December 31, 2003 and 2002 was $12,000 and $ 48,608 respectively.

Litigation - The Company was involved in several lawsuits that have resulted in judgments against the Company. All amounts claimed under these actions have been recorded in the accompanying financial statements.

                    MERGENCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - 401K PLAN

The Company had an optional 401K plan available for its employees. In order to qualify employees must have worked for the Company for at least one-hundred and eighty days and be at least twenty-one years of age. The employee may elect to invest up to ten percent of their pre-tax earnings. The Company agrees to match 75% of the employee's contributions up to four percent of their earnings and one percent of their earnings between four and ten percent of their earnings contributed. The Company made no contributions to the 401K plan in the years ending December 31, 2003 and 2002.

NOTE 14 - SUBSEQUENT EVENTS

An action was taken by written consent dated July 15, 2003 by over 50% of the stockholders of the Company to amend the Articles of Incorporation of the Company to provide for a stock combination (reverse split) of the common stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two to forty outstanding shares of common stock and the approval of a name change for the Company from eSynch Corporation to Mergence Corporation. The amendment to the Articles of Incorporation occurred on February 13, 2004.

In July 2003, the holders of all of the Company's outstanding Series J, K and M Preferred Stock agreed to exchange the Preferred Stock for 575,000 shares (post-split) of the Company's common stock. The closing took place simultaneously with the reverse spilt of the Company's common stock at a rate of 40 for 1 on February 13, 2004.

The name change of the Company and the 40 to 1 reverse spilt was effective on February 13, 2004. All references to transactions with the Company stock have been changed to give effect to the post-spilt adjustments.

On January 5, 2004 the Company has amended the 2003 Employee Stock Compensation Plan under which 10,000,000 shares of common stock are reserved for grants under the plan. The grants may be in the form of options, stock purchase rights or stock grants. The Board of Directors, or a committee designated by the Board of Directors, has discretion to determine the terms of the grants and the recipients of grants.

During the period January 1, 2004 through April 12, 2004 the Company issued 2,006,500 shares of common stock for services and compensation valued at $1,024,700.