Form 10QSB
period 2004-03-31
ESYNCH CORP/CA
filed 2004-05-17
CIK 859915

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                 --- OF 1934

                For the quarterly period ended March 31, 2004

  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE
                               --- ACT OF 1934

             For the transition period from ________ to ________

                        Commission file number 0-26790

                             MERGENCE CORPORATION
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

                                (949) 753-0590
               (Issuer's telephone number, including area code)


             (Former name, former address and former fiscal year,
                        if changed since last report)


              State the number of shares outstanding of each of
               the issuer's classes of common equity, as of the
                  latest practicable date: at May 11, 2004:
                                   7,745,262
     Transitional Small Business Disclosure Format (Check one): Yes No X

                         PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    MERGENCE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                                            MARCH 31,     DECEMBER 31,
                                                                               2004          2003
                                                                          -------------  --------------
                                               ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -    $          -
                                                                          -------------  --------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .            -               -
                                                                          -------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -    $          -
                                                                          =============  ==============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,457,182       2,419,803
  Accounts Payable - Related Party. . . . . . . . . . . . . . . . . . . .        33,800          33,800
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     1,499,721       2,615,821
  Notes payable       . . . . . . . . . . . . . . . . . . . . . . . . . .       833,400         833,400
  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . .            -          353,067
                                                                          -------------  --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .     4,824,103        6,255,891
                                                                          -------------  --------------

STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated value per share;
     275 shares authorized; -O- and 58.2 shares outstanding,
     liquidation preference of $-0- and  $457,000;. . . . . . . . . . . .            -          457,000
   Series K convertible preferred stock - $10,000 stated value per share;
     250 shares authorized; -0- 18.3 shares outstanding,
     liquidation preference of $58,000 . . .  . . . . . . . . . . . . . .            -           58,000
  Series M convertible preferred stock - $10,000 stated value per share;
     220 shares authorized; 196.9 shares outstanding;
     liquidation preference of $1,969,000 . . . . . . . . . . . . . . . .            -        2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055 shares
     authorized; no shares outstanding. . . . . . . . . . . . . . . . . .            -               -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
     6,745,262 and 4,605,923 shares issued and outstanding. . . . . . . .         6,745           4,606
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    52,956,969      48,690,169
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (57,787,817)    (58,082,528)
                                                                          -------------  --------------
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . .    (4,824,103)     (6,255,891)
                                                                          -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . $          -     $         -
                                                                          =============  ==============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    MERGENCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                         ---------------------------
                                                             2004           2003
                                                         ------------   ------------
REVENUE.  . . . . . . . . . . . . . . . . . . . . . . .  $         -    $         -
COST OF PRODUCTS SOLD . . . . . . . . . . . . . . . . .            -              -
                                                         ------------   ------------
    GROSS PROFIT. . . . . . . . . . . . . . . . . . . .            -              -
                                                         ------------   ------------
OPERATING AND OTHER EXPENSES
  General and administrative. . . . . . . . . . . . . .       37,379         66,835
  Shares issued to third parties for services . . . . .      532,010        670,000
  Stock-based compensation to employees . . . . . . . .      252,000        611,000
  Interest expense. . . . . . . . . . . . . . . . . . .       29,654         13,381
                                                         ------------   ------------
    TOTAL OPERATING AND OTHER EXPENSES. . . . . . . . .      851,043      1,361,216
                                                         ------------   ------------

FORGIVENESS OF LIABILITY (NOTE 2) . . . . . . . . . . .    1,145,754              -
                                                         ------------   ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . .      294,711     (1,361,216)
PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . .            -       (170,851)
                                                         ------------   ------------

INCOME(LOSS)APPLICABLE TO COMMON SHAREHOLDERS. . . . . .   $ 294,711    $(1,532,067)
                                                         ============   ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE. . . .  $      0.05    $     (0.51)
                                                         ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES. . . . . . . .
   USED IN PER SHARE CALCULATION. . . . . . . . . . . .    5,593,093      3,005,935
                                                         ============   ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    MERGENCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                          --------------------------
                                                                               2004         2003
                                                                          -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $   294,711   $(1,361,216)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Stock issued for services . . . . . . . . . . . . . . . . . . . . . .     532,010       670,000
    Stock based compensation. . . . . . . . . . . . . . . . . . . . . . .     252,000       611,000
    Changes in operating assets and liabilities:
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      37,379        50,850
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .  (1,116,100)       28,381
                                                                          -----------   -----------
  NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .           -          (985)
                                                                          -----------   -----------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . .           -          (985)
CASH - BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .           -           985
                                                                          -----------   -----------
CASH - END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . $         -   $         -
                                                                          ===========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING
ACTIVITIES

In July 2003, the holders of all of the Company's outstanding Series J, K and M preferred stock agreed to exchange the Preferred Stock and accrued dividends for 575,000 shares (post-split) of the Company's common stock. The closing took place simultaneously with the reverse spilt of the Company's common stock at a rate of 40 for 1, which occurred on February 13, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    MERGENCE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The primary activities of Mergence Corporation (Mergence or the Company), formerly eSynch Corporation, have consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring. The Company has curtailed all of these activities due to lack of financial resources. The Company is pursuing acquisition and Oxford Media Corp., a Mergence-owned subsidiary focusing on acquiring digital video on demand companies, has entered into a letter of intent on to acquire eMOD Systems, Inc, a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Mergence and of its wholly owned subsidiaries. All inter- company transactions and balances have been eliminated in consolidation.

Use Of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interim Unaudited Financial Information - The accompanying condensed financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included and consist only of normal recurring adjustments except as disclosed herein. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 2004.

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on April 15, 2004.

Business Condition - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at March 31, 2004 in the amount of $57,787,817 and has a working capital deficiency and a capital deficiency of $4,824,103 at March 31, 2004. The Company has numerous judgments against it and is unable to pay its current liabilities. Management's plans are to seek a merger for the Company and to request compromise of existing liabilities. Management does not anticipate that the Company can obtain additional debt or equity financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income / Loss Per Share - Basic income (loss) per common share is computed by dividing income (loss) before extraordinary gain and net income (loss), both adjusted by preferred dividends, by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to stock warrants, options convertible preferred stock and convertible notes payable except when those potentially issuable common shares would decrease the income (loss) per share.

As of March 31, 2004 and 2003, there were 0 and 58.2 shares of Series J convertible preferred shares, 0 and 18.3 shares of Series K convertible preferred shares, and 0 and 196.9 shares of Series M convertible preferred shares, respectively. As of March 31, 2004 and 2003, there were options and warrants to purchase 24,125 and 37,373 shares of common stock. These items were not included in the calculation of diluted income (loss) per share for the periods ended March 31, 2004 and 2003, as the effect would have been anti-dilutive.

Revenue Recognition - The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, products purchased from publishers are accounted for, as consigned product from publishers and the related cost is not reflected in the financial statements with the exception of software inventory owned by the Company. Revenue from DVD video encoding, compression and authoring and video-on-demand services is recognized when the product or services are completed, the products are transmitted or shipped to the customer and accepted by the customer.

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



NOTE 2-ACCRUED LIABILITIES

Included in accrued liabilities at March 31, 2004 is $692,500 in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At March 31, 2004 the Company has accrued salaries of $ 239,923. Some of these employees have obtained judgments against the Company for payments of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2001 the Company withheld 401K contributions from employees' wages that were not contributed to the plan. At March 31, 2004 amounts due to the plan were $43,467.

The Company reduced its accrual on previous estimates of accrued liabilities by $1,145,754 in the quarter ended March 31, 2004, which represented for potential payroll taxes due by individual shareholders for the years 1997 and 1998. A review of individual tax returns showed that returns were filed properly by these individuals with the payroll tax liabilities being assumed by the individuals, whereby releasing the company from any liability.



NOTE 3-COMMITMENTS AND CONTINGENCIES

The Company is involved in one lawsuit in the normal course of business. A collection action filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note, plus interest. GLP was granted a summary judgment in April 2004 against the Company. All amounts are fully recorded in the financial statements.

Previous lawsuits for unpaid obligations resulted in judgments against the Company totaling $1,174,000. All amounts have been recorded in the Company's financial statements as accounts payable. The Company is currently attempting to negotiate settlements with all creditors.



NOTE 4-STOCKHOLDERS' DEFICIT

Common Stock - On February 13, 2004, the shareholders of the Company approved a 1-for-40 reverse stock split of the Company's outstanding common stock. The accompanying financial statements have been restated on a retroactive basis for the effects of the reverse stock split for all periods presented.

During the three months ended March 31, 2004, the Company issued Common Stock as follows: 525,000 for compensation valued at $252,000 ($0.48 per share) and 1,012,910 shares to consultants for services valued at $532,010 ($0.53 per share).

In July 2003, the holders of all of the Company's outstanding Series J, K and M preferred stock agreed to exchange the Preferred Stock and accrued dividends for 575,000 shares (post-split) of the Company's common stock. The closing took place simultaneously with the reverse spilt of the Company's common stock at a rate of 40 for 1, which occurred on February 13, 2004.



NOTE 5-STOCK OPTIONS AND WARRANTS

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

Plan was amended to allow the granting of options for up to 318,750 and on January 6, 2004 was amended to allow the granting of options up to 10,000,000 shares of common stock. Under the 1998 Stock Option Plan, options may be granted to employees and consultants for up to 15,000 common shares

During the three months ended March 31, 2004 the Company granted no stock options or warrants.


NOTE 6 - SUBSEQUENT EVENT

The Company's subsidiary Oxford Media Corp. has issued a Letter of Intent to acquire eMod Systems, Inc. The Company is in the process of due diligence review and the transaction is expected to be finalized in May 2004.

The Company has approved the spin out of Oxford Media Corp. to the shareholders of record on March 31, 2004. This transaction will finalize in conjunction with Oxford's acquisition of eMod Systems, Inc.

The company issued 1,000,000 shares of common stock for $250,000 in May 2004.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 2003 found in the Company's Form 10-KSB dated April 14, 2004.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating

During the three months ended March 31, 2004 and 2003, net sales were $0. The sales result was attributable to the continued refocusing on new business and discontinuing non-profitable operations.

Operating profit for the three months ended March 31, 2004 was $294,711 compared to an operating loss of $ 1,361,216 for the comparable period of the prior year. The operating profit was due to a reduction in estimates of accrued expenses of $1,145,754 from previous periods

Interest expense was $29,654 during the three months ended March 31, 2004, compared to interest expense of $13,381 for the comparable period of the prior year.

The Company incurred stock based compensation expense of $252,000 during the three months ended March 31, 2004, compared to $611,000 for the comparable period of the prior year. Stock issued for services was $532,010 for the three months ended March 31, 2004 versus $670,000 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had negative working capital of $4,824,103.

RISK FACTORS

Statements regarding the Company's plans, expectations, beliefs, intentions as to future sales of software, future capital resources and other forward-looking statements presented in this Form 10-QSB constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not differ materially from expectations. Investors are cautioned not to ascribe undue weight to such statements. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) sales of the Company's software which may not rise to the level of profitability; (ii) due to the rapidly changing and intensely competitive nature of the industry, competitors may introduce new products with significant competitive advantages over the Company's products; (iii) the Company may not have sufficient resources, including any future financing it is able to obtain, to sustain marketing and other operations; (iv) the Company may be unable to attract and retain sufficient management and technical expertise, or may lose key employees; (v) the Company's contractual or legal efforts to protect its confidential information or intellectual property may be inadequate or ineffective to provide protection, and the Company may be unable financially to pursue legal remedies that may be available; (vi) the Company's selection, due diligence, execution, and integration of acquisitions may not prove effective or reasonable; (vii) the Company may suffer from other technical or communications problems, such as power outages, system failures, system crashes, or hacking; and (viii) the Company may be subjected to unknown risks and uncertainties, or be unable to assess risks and uncertainties as may exist.

ITEM 3 - CONTROLS AND PROCEDURES:

   (a)The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

   (b)Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                          PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company has been involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements.

We are involved in one lawsuit in the normal course of business. A collection action filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note, plus interest. GLP was granted a summary judgment in April 2004 against the Company. All amounts are fully recorded in the financial statements.





ITEM 2 - CHANGES IN SECURITIES:

   (a)The following securities were issued by the Company during the three months ended March 31, 2004 without registration under the Securities Act of 1933:
          575,000 shares of the Company's common stock in exchange for all the outstanding Series J, L and M Preferred Stock and accrued dividends and 15,000 shares of common stock issued for services valued at $8,400.



a) Exhibits




Exhibit  No.    Description


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



(1) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C filed March 27,2003
(2) Incorporated by reference to the like-numbered exhibit to the Company's Form DEF-14C filed April 8, 2003
(3) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed July 30, 2003
(4) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C dated August 1, 2003
(5) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 15, 2003
(6) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C dated September 26, 2003
(7) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed February 17, 2004
(8) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-K dated April 16, 2004

(99.5) Incorporated by reference to exhibit 99 to the Company's Form 10-KA filed September 14, 2003.
(99.5) Incorporated by reference to exhibit 99 to the Company's Form 10-K filed April 16, 2004




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MERGENCE CORPORATION




Date: May 17, 2004                By: /s/ T. Richard Hutt
                                  ---------------------------------
                                  T. Richard Hutt
                                  Secretary and Chief Financial
                                  Officer (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)