Form 10QSB
period 2004-06-30
ESYNCH CORP/CA
filed 2004-08-16
CIK 859915

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                 --- OF 1934

                 For the quarterly period ended June 30, 2004

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

                                (949) 753-0593
               (Issuer's telephone number, including area code)

             (Former name, former address and former fiscal year,
                        if changed since last report)

              State the number of shares outstanding of each of
               the issuer's classes of common equity, as of the
                 latest practicable date: at August 9, 2004:
                                   9,224,934
     Transitional Small Business Disclosure Format (Check one): Yes No X

                    MERGENCE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)



                                                                            June 30,     DECEMBER 31,
                                                                               2004          2003
                                                                          -------------  --------------
                                               ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -       $      -
                                                                          -------------  --------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .        -              -
OTHER ASSETS
  Advances and deposits . . . . . . . . . . . . . . . . . . . . . . . . .        12,750         -
                                                                          -------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     12,750    $    -
                                                                          =============  ==============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,468,597       2,419,803
  Accounts Payable - Related Party. . . . . . . . . . . . . . . . . . . .        31,768          33,800
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     1,589,721       2,615,821
  Notes payable       . . . . . . . . . . . . . . . . . . . . . . . . . .       833,400         833,400
  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . .            -          353,067
                                                                          -------------  --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .     4,923,486       6,255,891
                                                                          -------------  --------------

STOCKHOLDERS' DEFICIT
  Series J convertible preferred stock - $10,000 stated value per share;
     275 shares authorized; -O- and 58.2 shares outstanding,
     liquidation preference of $-0- and  $457,000;. . . . . . . . . . . .        -              457,000
   Series K convertible preferred stock - $10,000 stated value per share;
     250 shares authorized; -0- 18.3 shares outstanding,
     liquidation preference of $58,000 . . .  . . . . . . . . . . . . . .        -               58,000
  Series M convertible preferred stock - $10,000 stated value per share;
     220 shares authorized; 196.9 shares outstanding;
     liquidation preference of $1,969,000 . . . . . . . . . . . . . . . .        -            2,616,862
  Undesignated preferred stock - $0.001 par value, 399,055 shares
     authorized; no shares outstanding. . . . . . . . . . . . . . . . . .        -              -
  Common Stock - $0.001 par value; 250,000,000 shares authorized;
     8,000,273 and 4,605,923 shares issued and outstanding. . . . . . . .         8,000           4,606
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    53,112,216      48,690,169
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (58,030,952)    (58,082,528)
                                                                          -------------  --------------
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . .    (4,910,736)     (6,255,891)
                                                                          -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . $      12,750   $      -
                                                                          =============  ==============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    MERGENCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                        For the Three Months       For the Six Months
                                            Ended June 30,            Ended June 30,
                                      -------------------------  -------------------------
                                          2004         2003          2004          2003
                                      -----------   -----------  ------------  -----------
Revenues
    Revenue                           $     -      $     -       $     -       $       -
    Cost of products sold                   -            -             -               -
                                      -----------   -----------   -----------  -----------
        Gross Profit                        -            -             -               -
                                      -----------   -----------   -----------  -----------

Operating and Other Expenses
    General and administrative            116,635        86,924       154,014      153,759
    Stock issued for services              96,500        24,000       628,510      694,000
    Stock based compensation-                   -        10,000       252,000      621,000
    Interest expense, net                  30,000        13,381        59,654       26,762
    Gain on forgiveness of debt                 -      (119,972)            -     (119,972)
                                      -----------   -----------   -----------  -----------
      Total Operating and Other
        Expenses                          243,135        14,333     1,094,178    1,375,549
                                      -----------   -----------   -----------  -----------

Forgiveness of Liability                    -            -          1,145,754          -
                                      -----------   -----------   -----------  -----------
Net Income (Loss)                        (243,135)     ( 14,333)       51,576   (1,375,549)

Preferred Stock Dividends                   -          (43,351)        -          (214,202)
                                      -----------   -----------   -----------  -----------
Loss Applicable to Common Shares     $   (243,135)  $  ( 57,684)  $    51,576  $(1,589,751)
                                      ===========   ===========   ===========  ===========

Basic and Diluted Loss per
    Common Share                     $     (0.03)   $     (0.02)  $      0.01  $     (0.48)
                                      ===========   ===========   ===========  ===========
Weighted average number of
 common shares used in per
 share calculations                     7,336,689     3,634,722     6,424,837    3,283,987
                                      ===========   ===========   ===========  ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    MERGENCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                             FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                          --------------------------
                                                                               2004         2003
                                                                          -----------   ------------
Cash Flows From Operating Activities
  Net income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . .   $    51,576   $(1,375,549)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Stock issued for services and stock based compensation. . . . . . .       880,510     1,315,000
    Forgiveness of accounts payable . . . . . . . . . . . . . . . . . .          -          119,972
    Changes in operating assets and liabilities:
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,750)         -
      Accounts payable and accounts payable - related party . . . . . .        46,764      (152,170)
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .    (1,026,100)       56,762
                                                                          -----------   -----------
  Net Cash Used in Operating Activities . . . . . . . . . . . . . . . .       (60,000)      (35,985)
                                                                          -----------   -----------
Cash Flows From Financing Activities
  Stock Issued for Cash   . . . . . . . . . . . . . . . . . . . . . . .        60,000          -
  Proceeds from borrowing . . . . . . . . . . . . . . . . . . . . . . .          -           35,000
                                                                          -----------    ----------
  Net Cash Provided by Financing Activities                                    60,000        35,000
                                                                          -----------    ----------

Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . . . . .          -             (985)

Cash at Beginning of Period . . . . . . . . . . . . . . . . . . . . . .          -              985
                                                                          -----------   -----------
Cash at End of Period . . . . . . . . . . . . . . . . . . . . . . . . .   $      -        $    -
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

Business Condition - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at June 30, 2004 in the amount of $58,030,952 and has a working capital deficiency and a capital deficiency of $4,923,786 and 4,910,736 at June 30, 2004, respectively. The Company has numerous judgments against it and is unable to pay its current liabilities. Management's plans are to seek a merger for the Company and to request compromise of existing liabilities. Management does not anticipate that the Company can obtain additional debt or equity financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration Of Risk And Major Customers - The Company operates exclusively in the software industry; accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to a concentration of market risk. Sales to any customer in 2003and 2002did not exceed 10% of total sales.

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


NOTE 2-ACCRUED LIABILITIES

Included in accrued liabilities at June 30, 2004 is $705,000 in obligations to state and federal governments for payroll taxes from the current years and from previous years and estimated interest and penalties owing on such tax obligations. At June 30, 2004 the Company has accrued salaries of $ 239,923. Some of these employees have obtained judgments against the Company for payments of these salaries and these amounts have been reclassified to accounts payable. Additionally, during 2001 the Company withheld 401K contributions from employees' wages that were not contributed to the plan. At June 30, 2004 amounts due to the plan were $43,467. The Company reduced its accrual on previous estimates of accrued liabilities by $1,145,754 in the quarter ended March 31, 2004, which represented for potential payroll taxes due by individuals shareholders for the years 1997 and 1998. A review of individual tax returns showed that returns were filed properly by these individuals.


NOTE 3-COMMITMENTS AND CONTINGENCIES

Litigation - The Company was involved in one lawsuit in the normal course of business. A collection action filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note, plus interest. GLP was granted a summary judgment in April 2004 against the Company. All amounts are fully recorded in the financial statements.
Previous lawsuits   resulted in Judgments against the Company totaling
$1,174,000. All amounts have been recorded in the Company's financial statements as accounts payable. The Company is currently attempting to negotiate settlements with all creditors.

NOTE4-STOCKHOLDERS' DEFICIT

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

During the three months ended June 30, 2004, the Company issued Common Stock as follows: 350,000 shares to consultants for services valued at $96,500 and 907,853 shares for $60,000.

NOTE 5-STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 75,000 shares of common stock. On September 6, 2002, the 1999 Stock Incentive


Plan was amended to allow the granting of options for up to 318,750 and on January 6, 2004 was amended to allow the granting of options up to 10,000,000 shares of common stock. Under the 1998 Stock Option Plan, options may be granted to employees and consultants for up to 15,000 common shares

During the three months ended June 30, 2004 the Company granted no stock options or warrants.


NOTE 6 - SUBSEQUENT EVENT

The Company's subsidiary Oxford Media Corp. has issued a Letter of Intent to acquire eMod Systems, Inc. and Skypath Satellite Systems, LLC. In conjunction with these anticipated transactions the Company approved the spin out of Oxford Media Corp. to the shareholders of record on August 27, 2004.

The company issued 1,224,661 shares of common stock in July and August 2004 for advances of $12,000 and compensation and services of $129,699. In August 2004, the Company transferred 1,000,000 shares of Oxford Media Corp. common stock to officers of Mergenge Corporation for services rendered to Mergence during the quarter ended June 30, 2004. This compensation expense has been accrued at June 30, 2004.




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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating

During the three months and six months ended June 30, 2004 and 2003, net sales were $ -0-. The sales result was attributable to the continued refocusing on new business and discontinuing non-profitable operations.

The Company had a net loss of $243,135 for the three months ended June 30, 2004 compared with a net loss of $ 14,333 for the same period in the previous year. The Company had net profit of $51,576 for the six months ended June 30, 2004 as compared with a net loss of $1,375,549 for the comparable period of the prior year. The net profit was due to a reduction in estimates of accrued expenses of $1,145,754 from previous periods

Interest expense was $30,000 and $59,654 during the three and six months ended June 30, 2004, compared to interest expense of $13,381 and $26,762 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $-0- and $252,000 during the three and six months ended June 30,2004, as compared with $10,000 and $621,000 for the comparable periods of the prior year. Stock issued for services was $96,500 and $628,510 for the three and six months ended June 30, 2004 versus $24,000 and $694,000 for the same periods in the previous year.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 the Company had negative working capital of $4,923,486.


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



                          PART II OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS


Litigation - The Company has been involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements.

We are involved in one lawsuit in the normal course of business. A collection action filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note, plus interest. GLP was granted a summary judgment in April 2004 against the Company. All amounts are fully recorded in the financial statements.




ITEM 2 - CHANGES IN SECURITIES:

   (a)The following securities were issued by the Company during the three months ended June 30, 2004 without registration under the Securities Act of 1933: None

a) Exhibits


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





(1) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C filed March 27,2003
(2) Incorporated by reference to the like-numbered exhibit to the Company's Form DEF-14C filed April 8, 2003
(3) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed July 30, 2003
(4) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C dated August 1, 2003
(5) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed September 15, 2003
(6) Incorporated by reference to the like-numbered exhibit to the Company's Form PRE-14C dated September 26, 2003
(7) Incorporated by reference to the like-numbered exhibit to the Company's Form S-8 filed February 17, 2004
(8) Incorporated by reference to the like-numbered exhibit to the Company's Form 10-K dated April 16, 2004
(9) Incorporated by reference to like number exhibit to the Company's Form Pre-14C filed July 29, 2004

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



                             MERGENCE CORPORATION




Date: August 10, 2004                By: /s/ T. Richard Hutt
                                  ---------------------------------
                                  T. Richard Hutt
                                  Secretary and Chief Financial
                                  Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

                                 EXHIBIT 31.1

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas Hemingway, certify that:

1. I have reviewed this quarterly report on Form 10-QSB Amendment No. 1 of Mergence Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [reserved];

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 10, 2004




/s/ Thomas Hemingway
-------------------------------
Thomas Hemingway, President and
Chief Executive Officer

                                 EXHIBIT 31.2

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, T. Richard Hutt, certify that:

1. I have reviewed this quarterly report on Form 10-QSB Amendment No. 1 of Mergence Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) [reserved];

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 10, 2004




/s/ T.Richard Hutt
-------------------
T. Richard Hutt
Chief Financial
Officer

Exhibit 32.1

            CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

The undersigned hereby certifies that he is the duly appointed and acting Chief Executive Officer of Mergence Corporation, a Delaware corporation (the "Company") and hereby further certifies as follows:

(1) The periodic report containing financial statements to which this certificate is an exhibit fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the periodic report to which this certificate is an exhibit fairly presents, in all material respects, the financial condition and results of operations of the Company.

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.




August 10, 2004                /s/ Thomas Hemingway
                              ------------------------
                              Thomas Hemingway
                              President and Chief Executive Officer

                                 EXHIBIT 32.2

            CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

The undersigned hereby certifies that he is the duly appointed and acting Chief Financial Officer of Mergence Corporation, a Delaware corporation (the "Company") and hereby certifies as follows:

(1) The periodic report containing financial statements to which this certificate is an exhibit fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the periodic report to which this certificate is an exhibit fairly presents, in all material respects, the financial condition and results of operations of the Company.

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.




August 10, 2004                            /s/ T. Richard Hutt
                                          -----------------------
                                          T. Richard Hutt
                                          Chief Financial Officer