Form 10QSB
period 2004-09-30
ESYNCH CORP/CA
filed 2004-11-24
CIK 859915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

--- OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of

the issuer's classes of common equity, as of the

latest practicable date: at November 12, 2004:

9,274,934

Transitional Small Business Disclosure Format (Check one): Yes No X

MERGENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                                          September 30,     December 31,

                                                                               2004          2003

                                                                          -------------  --------------

                                               ASSETS

CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -         $    -

                                                                          -------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -         $    -

                                                                          =============  ==============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,522,662    $  2,419,803

  Due to related party. . . . . . . . . . . . . . . . . . . . . . . . . .         3,768          33,800

  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     1,534,160       2,615,821

  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       833,400         833,400

  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . .            -          353,067

                                                                          -------------  --------------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .     4,893,990       6,255,891

                                                                          -------------  --------------

STOCKHOLDERS' DEFICIT

  Series J convertible preferred stock - $10,000 stated value per share;

     275 shares authorized; -O- and 58.2 shares outstanding, respectively        -              457,000

   Series K convertible preferred stock - $10,000 stated value per share;

     250 shares authorized; -0- and 18.3 shares outstanding, respectively        -               58,000

  Series M convertible preferred stock - $10,000 stated value per share;

     220 shares authorized; -0- and 196.9 shares outstanding,

     respectively. . . . . . . . . . . . . . . . . . . . .  . . . . . . .        -            2,616,862

  Undesignated preferred stock - $0.001 par value, 399,055 shares

     authorized; no shares outstanding. . . . . . . . . . . . . . . . . .        -              -

  Common Stock - $0.001 par value; 250,000,000 shares authorized;

     9,274,934 and 4,605,923 shares outstanding, respectively . . . . . .         9,275           4,606

  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    39,799,202      48,690,169

  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (44,702,467)    (58,082,528)

                                                                          -------------  --------------

    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . .    (4,893,990)     (6,255,891)

                                                                          -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . $      -          $      -

                                                                          =============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERGENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                        For the Three Months       For the Nine Months

                                         Ended September 30,        Ended September 30,

                                      -------------------------  -------------------------

                                          2004         2003          2004            2003

                                      -----------   -----------  ------------    ---------

Revenues

    Revenue                           $     -      $     -       $     -        $     -

    Cost of products sold                   -            -             -              -

                                      -----------   -----------   -----------    ---------

        Gross Profit                        -            -             -              -

                                      -----------   -----------   -----------    ---------

Operating and Other Expenses

    General and administrative            209,513        57,049       363,526      210,808

    Stock issued for services              90,233       122,000       718,743      816,000

    Stock based compensation               39,466       487,500       291,466    1,108,500

    Interest expense, net                  30,000        13,381        89,654       40,143

                                      -----------   -----------   -----------    ---------

      Total Operating and Other

        Expenses                          369,212       679,930     1,463,389    2,175,451

                                      -----------   -----------   -----------    ---------

Forgiveness of Liability                    -            -          1,145,754      119,972

                                      -----------   -----------   -----------    ----------

Net Loss                                 (369,212)     (679,930)    (317,635)  (2,055,479)

Preferred Stock Dividends                   -           (43,351)        -         (257,553)

                                      -----------   -----------   -----------    ----------

Loss Applicable to Common Shares     $   (369,212)  $ (723,281) $  (317,635) $(2,313,032)

                                      ===========   ===========   ===========    ==========

Basic and Diluted Loss per

    Common Share                     $     (0.08)   $     (0.14)  $   (0.04)      $ (0.56)

                                      ===========   ===========   ===========    ==========

Weighted average number of

 common shares used in per

 share calculations                     4,838,314     4,995,410     7,232,400    4,129,171

                                      ===========   ===========   ===========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERGENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                             FOR THE NINE MONTHS

                                                                                ENDED SEPTEMBER 30,

                                                                          --------------------------

                                                                               2004         2003

                                                                          -----------   ------------

Cash Flows From Operating Activities

  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (317,635)  $(2,055,479)

  Adjustments to reconcile net loss to net cash used by operating activities:

    Stock issued for services and stock based compensation. . . . . . .     1,010,209     1,924,500

    Gain from forgiveness of liabilities                                   (1,145,754)      119,972

    Changes in operating assets and liabilities:

      Advances to employees                                                (800)         -

      Prepaid expenses                                                     (3,250)         -

      Accounts payable . . . . . . . . . . . . . . . . . . . . . .  . .       223,019      (110,121)

      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .       205,943        85,143

                                                                          -----------   -----------

  Net Cash Used in Operating Activities . . . . . . . . . . . . . . . .    (28,268)      (35,985)

                                                                         -----------   -----------

Cash Flows From Investing Activities

  Distribution of Oxford to shareholders, net of cash distributed . . .    (200)         -

  Loans to eMod Systems, Inc.                                              (31,500)         -

                                                                          -----------   -----------

  Net Cash Used in Investing Activities . . . . . . . . . . . . . . . .    (31,700)         -

                                                                          -----------   -----------

Cash Flows From Financing Activities

  Stock issued for cash   . . . . . . . . . . . . . . . . . . . . . . .        60,000          -

  Proceeds from borrowing . . . . . . . . . . . . . . . . . . . . . . .          -           35,000

  Repayment of advance from related party . . . . . . . . . . . . . . .    (2,032)         -

  Proceeds of loan from related party . . . . . . . . . . . . . . . . .         2,000          -

                                                                          -----------    ----------

  Net Cash Provided by Financing Activities                                    59,968        35,000

                                                                          -----------    ----------

Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . . . . .          -            (985)

Cash at Beginning of Period . . . . . . . . . . . . . . . . . . . . . .          -             985

                                                                          -----------   -----------

Cash at End of Period . . . . . . . . . . . . . . . . . . . . . . . . .   $      -        $    -

                                                                          ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Assets, liabilities, additional paid-in capital and accumulated deficit transferred to Oxford Media Corp.:

       Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (73,285)   $      -

       Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        319,045           -

       Additional paid-in capital. . . . . . . . . . . . . . . . . . .     13,451,936           -

                                                                          -----------   -----------

         Accumulated deficit. . . . . . . . . . .. . . . . . . . . . .   $ 13,697,696    $      -

                                                                          ===========   ===========

Conversion of preferred stock and accrued dividends into common stock .  $  3,484,929    $      -

Purchase of leasehold improvements through increase in accounts payable        18,835           -

Loans to eMod Systems, Inc. through increase in accounts payable

  and accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .         8,200           -

Issuance of common stock for a receivable from eMod Systems, Inc. . . .        10,500           -

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERGENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In prior years, the primary activities of Mergence Corporation (Mergence or the Company), formerly eSynch Corporation, consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, software sales through the Internet, and DVD video encoding, compression and authoring. The Company has curtailed all of these activities due to lack of financial resources.  The Company transferred its wholly owned subsidiary, Oxford Media Corp. in August 2004 to officers and shareholders of the Company (see Note 6).

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Mergence and of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  The Company transferred its wholly owned subsidiary, Oxford Media Corp. to officers and shareholders in August 2004. The operations of Oxford have been included in the consolidated results of operations through August 17, 2004.

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

Business Condition - The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations, negative cash flows from operating activities and has accumulated a deficit at September 30, 2004 in the amount of $44,702,467 and has a working capital deficiency and a capital deficiency of $4,893,990 at September 30, 2004.  The Company has numerous judgments against it and is unable to pay its current liabilities. Management's plans are to seek a merger for the Company and to request compromise of existing liabilities. Management does not anticipate that the Company can obtain additional debt or equity financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration Of Risk And Major Customers - The Company operates exclusively in the software industry; accordingly, segment information relating to operations in different industries is not presented in these financial statements. The concentration of business in the highly competitive software industry subjects the Company to a concentration of market risk. Sales to any customer in nine months ended September 30, 2004 and 2003.

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

Revenue Recognition - The Company sells software products at fixed prices for which the right to return is granted to the buyer. Accordingly, revenue is recognized when the buyer has paid for the products and the amount of future returns can be reasonably estimated. Cost of products sold is recognized at the date the sale is recognized less an estimate for sales returns. Until the sale is recognized, products purchased from publishers are accounted for, as consigned product from publishers and the related cost is not reflected in the financial statements with the exception of software inventory owned by the Company. Revenue from DVD video encoding, compression and authoring and video-on-demand services is recognized when the product or services are completed; the products are transmitted or shipped to the customer and accepted by the customer.

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

NOTE 2-ACCRUED LIABILITIES

Included in accrued liabilities at September 30, 2004 are $705,000 of obligations to state and federal governments for payroll taxes from the current year, from previous years and from related estimated interest and penalties. At September 30, 2004, the Company has accrued salaries to former employees of $239,923.  Some of these former employees have obtained judgments against the Company for payment of these salaries and these amounts have been classified as accounts payable. Additionally, during 2001 the Company withheld 401K contributions from employees' wages that were not contributed to the plan.  At September 30, 2004, amounts due to the plan were $43,467.

The Company reduced accrued liabilities by $1,145,754 in the quarter ended March 31, 2004, which represented the reduction of accrued payroll taxes for individual shareholders for the years 1997 and 1998.  The reduction was recognized as a result of a review of individual shareholders’ tax returns which showed that the related self employment taxes and income taxes had been paid by the individual shareholders and was no longer payable by the Company. The Company recognized the reduction in accrued liabilities as a gain on forgiveness of liabilities in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004.

NOTE 3-COMMITMENTS AND CONTINGENCIES

On July 15, 2004, Stonestreet Limited Partnership (“Stonestreet”) filed suit against the Company regarding the Series M Convertible Preferred Stock claiming damages for non-registration of stock and other breaches of the contract.  The lawsuit was filed in New York and the Company has not responded the suit.  The Company feels that the suit is without merit since Stonestreet previously agreed to exchange their series M Preferred Stock (see Note 4) and received 42,063 shares of the Common Stock effective February 13, 2004.  Stonestreet is claiming an additional $152,000 in liquidated damages. No amounts have been recognized in the accompanying condensed financial statements as a result of this claim.

NOTE 4-STOCKHOLDERS' DEFICIT

In July 2003, the Company's preferred shareholders agreed to convert all outstanding Series J, K and M preferred shares and related dividends accrued through December 31, 2003 into 575,000 shares (post-split) of the Company's common stock.  The closing of the conversion took place simultaneously with the reverse stock spilt of the Company's common stock, which occurred on February 13, 2004.  At the time of conversion, the number of Series J, K and M preferred shares outstanding were 58.2 shares, 18.3 shares, and 196.9 shares, respectively. The carrying values of the preferred shares and the accrued dividends converted were $3,131,862 and $353,067, respectively.

On February 13, 2004, the shareholders of the Company approved a 1-for-40 reverse stock split of the Company's outstanding common stock. The accompanying financial statements have been restated on a retroactive basis for the effects of the reverse stock split for all periods presented.

During the nine months ended September 30, 2004, the Company issued Common Stock as follows:  2,128,051 shares to consultants for services valued at $718,743; 908,107 shares to employees for compensation totaling $291,466 and 150,000 shares values at $10,500 to consultants for services in connection with a proposed acquisition by a subsidiary.

NOTE 5-STOCK OPTIONS AND WARRANTS

The Company has issued stock options to employees and consultants under a stock-based compensation plan and under individual contracts. Under the 1999 Stock Incentive Plan, which was approved by the shareholders in November 1999, the Company may grant options to its employees and consultants for up to 75,000 shares of common stock. On September 6, 2002, the 1999 Stock Incentive

Plan was amended to allow the granting of options for up to 318,750 and on January 6, 2004 was amended to allow the granting of options up to 10,000,000 shares of common stock. Under the 1998 Stock Option Plan, options may be granted to employees and consultants for up to 15,000 common shares

During the three and nine months ended September 30, 2004 the Company granted no stock options or warrants.

NOTE 6 – TRANSFER OF OXFORD MEDIA CORP. TO OFFICERS AND SHAREHOLDERS

Oxford Media Corp. (“Oxford”) has been a 100% owned subsidiary of Mergence since Oxford’s formation on October 1, 1999. On August 17, 2004, under the terms of a Purchase Agreement, the Company transferred Oxford to three individuals, including two officers of the Company.  In exchange for the settlement of $108,000 of accrued compensation payable to the three individuals, the Company transferred all of the 1,800,000 outstanding common shares of Oxford held by the Company to the three individuals.  As part of the Agreement, Oxford assumed certain liabilities of the Company totaling $125,319 as well as its own liabilities. The Purchase Agreement was accounted for as a capital transaction between entities under common control which resulted in the transfer to Oxford of assets of $73,285, liabilities of $319,045, additional paid-in capital of $13,451,936 and accumulated deficit of $13,697,696. The liabilities assumed by Oxford included the $108,000 of accrued compensation settled in exchange the stock of Oxford. That liability was immediately converted into paid-in capital by Oxford. No gain or loss was recognized on the transfer. Included in the assets transferred to Oxford was a receivable from eMod Systems, Inc. totaling $50,200 that arose from $31,500 of cash loans, $8,200 of liabilities assumed and $10,500 of Common Stock issued for eMod Systems, Inc.

The three individuals agreed that Oxford will issue 800,000 newly issued shares of its common stock to Mergence Corporation shareholders pro-rata from a list provided by the Company and that prior to such issuance, Oxford will file a registration statement covering the shares with the Securities and Exchange Commission, pursuant to the Securities Act of 1933,.  The issuance is to be made by Oxford when and if the registration statement shall have been declared effective by the Securities and Exchange Commission. Oxford intends to prepare and file a registration statement on Form SB-2 as soon as possible, at Oxford’s cost, in order to make the share issuance in accordance with the Securities Act of 1933.

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

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows from operating

During the three months and nine months ended June 30, 2004 and 2003, net sales were $ -0-. The sales result was attributable to the continued refocusing on new business and discontinuing non-profitable operations.

The Company had a net loss of $369,212 for the three months ended September 30, 2004 compared with a net loss of $ 679,930 for the same period in the previous year. The Company had net loss of $317,635 for the nine months ended September 30, 2004 as compared with a net loss of $2,055,479 for the comparable period of the prior year. The reduction is the net loss in 2004 was partially due to a reduction in estimates of accrued expenses of $1,145,754 from previous periods.

Interest expense was $30,000 and $89,654 during the three and nine months ended September 30, 2004, compared to interest expense of $13,381 and $40,143 for the comparable periods of the prior year.

The Company incurred stock based compensation expense of $39,466 and $291,466 during the three and nine months ended September 30,2004, as compared with $487,500 and $1,108,500 for the comparable periods of the prior year. Stock issued for services was $90,233 and $718,743 for the three and nine months ended September 30, 2004 versus $122,000 and $816,000 for the same periods in the previous year.

Liquidity and Capital Resources

At September 30, 2004 the Company had negative working capital of $4,893,990.

Risk Factors

Statements regarding the Company's plans, expectations, beliefs, intentions as to future sales of software, future capital resources and other forward- looking statements presented in this Form 10-QSB constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not differ materially from expectations. Investors are cautioned not to ascribe undue weight to such statements. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) sales of the Company's software which may not rise to the level of profitability; (ii) due to the rapidly changing and intensely competitive nature of the industry, competitors may introduce new products with significant competitive advantages over the Company's products; (iii) the Company may not have sufficient resources, including any future financing it is able to obtain, to sustain marketing and other operations; (iv) the Company may be unable to attract and retain sufficient management and technical expertise, or may lose key employees; (v) the Company's contractual or legal efforts to protect its confidential information or intellectual property may be inadequate or ineffective to provide protection, and the Company may be unable financially to pursue legal remedies that may be available; (vi) the Company's selection, due diligence, execution, and integration of acquisitions may not prove effective or reasonable; (vii) the Company may suffer from other technical or communications problems, such as power outages, system failures, system crashes, or hacking; and (viii) the Company may be subjected to unknown risks and uncertainties, or be unable to assess risks and uncertainties as may exist.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

Litigation - The Company has been involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements.

On July 15, 2004, Stonestreet Limited Partnership (“Stonestreet”) filed suit against the Company regarding the Series M Convertible Preferred Stock claiming damages for non-registration of stock and other breaches of the contract.  The lawsuit was filed in New York and the Company has not responded the suit.  The Company feels that the suit is without merit, since Stonestreet previously agreed to exchange their series M Preferred Stock (see Note 4) and received 42,063 shares of the Common Stock effective February 13, 2004.  Stonestreet is claiming an additional $152,000 in liquidated damages.

 A collection action filed on May 9, 2002 wherein Garfinkle Limited Partnership II ("GLP") alleged breach of a $450,000 promissory note, plus interest.  GLP was granted a summary judgment in April 2004 against the Company.  All amounts are fully recorded in the financial statements.

Item 2 - Changes in Securities:

(a)

The following securities were issued by the Company during the three months ended September 30, 2004 without registration under the Securities Act of 1933:  None

b) Reports on Form 8-K

After the period covered by this report the Company filed the following report on Form 8-K on October 29, 2004:

Item 1.01 Entry into a Material Definitive Agreement.

The Registrant on August 2, 2004 entered into a purchase agreement (“Purchase Agreement”) among the Company, Thomas C. Hemingway, an individual; T. Richard Hutt, an individual; and David P. Noyes, an individual.  The Company on August 17,2004 entered into an agreement (the “Amendment”) with Oxford Media Corp. (“Oxford”), a Delaware corporation; Thomas C. Hemingway, an individual; T. Richard Hutt, an individual; and David P. Noyes, an individual.

Messrs. Hemingway, Hutt and Noyes own in the aggregate 1,800,000 shares of the issued and outstanding stock of Oxford.  Oxford was formerly the wholly owned subsidiary of the Registrant.  Oxford had issued all of the outstanding shares of Oxford Common Stock, par value $0.01 per share, to the Registrant.  Oxford split the Common Stock by issuing a stock dividend on its shares.  Accordingly the Company held 1,800,000 shares of Oxford as of August 1, 2004.  Oxford and the Company have two common directors and executive officers, Messrs. Hemingway and Hutt.  Mr. Noyes, like each of the other individual parties to the Amendment, is an executive officer of Oxford.  Mr. Noyes is a former executive officer of the Registrant.

The Amendment amends the Purchase Agreement, entered into on August 2, 2004, among the Company and the same individual parties as the Amendment.  Oxford had not been party to the Purchase Agreement.  The Purchase Agreement provided that the Registrant would sell 1,000,000 shares of Common Stock of Oxford to the individual parties in exchange for their forgiveness of $60,000 of debts owed them by the Company for deferred compensation, services, expenses and loans.  The Purchase Agreement originally contained a provision, which has since been modified, that provided for the distribution of a dividend by the Company to its stockholders of an aggregate of 800,000 shares of Oxford Common Stock.

Pursuant to the Amendment, Messrs. Hemingway, Hutt and Noyes agreed to purchase the balance of 800,000 shares from the Company for $48,000 in forgiveness of debts, and Oxford has agreed to issue an additional 800,000 shares of authorized and previously unissued shares of Oxford Media Corporation’s Common Stock directly to specified persons who were stockholders beneficially of the Company.

Accordingly, Oxford agreed to issue 800,000 shares of Oxford Common Stock pro rata according to a specified list of beneficial owners as provided by the Company    The Amendment requires also that Oxford, prior to such issuance, file with the Securities and Exchange Commission, pursuant to the Securities Act of 1933, a registration statement covering the shares.  Under the Amendment, the issuance shall be made by Oxford only when and if the Securities and Exchange Commission shall have declared the registration statement effective.  Oxford agreed to prepare and file that registration statement as soon as possible, at its own cost.

Section 2 - Financial Information

Item 2.01 Completion of Acquisition or Disposition of Assets.

On August 2, 2004, we disposed of 1,000,000 shares (56%) of Oxford Media Corp. (“Oxford”), a Delaware corporation.  On August 17, 2004, we disposed of all of our remaining interests in Oxford, comprised of 800,000 shares (44%).

Oxford at the time of the disposition, owned no assets.

Messrs. Thomas C. Hemingway, T. Richard Hutt and David P. Noyes acquired aggregately all of the issued and outstanding stock of Oxford from the Common.  Oxford, a Delaware corporation, was formerly the wholly owned subsidiary of the Registrant.  Oxford and the Company have two common directors and executive officers, Messrs. Hemingway and Hutt.  Mr. Noyes, like each of the other individual parties to the Amendment, is an executive officer of Oxford.  Mr. Noyes is a former executive officer of the Company.

Prior to the disposition of Oxford, the Company was indebted to the individuals in the amount of $128,000 for deferred compensation, services, expenses and loans.  The individuals forgave $108,000 of the Company’s indebtedness in exchange for all of the shares of Oxford held by the Company. As part of the Amendment, Oxford assumed certain liabilities of the Registrant totaling $125,319.

The price for the Oxford Common Stock was determined by the parties to be reasonable for an inactive company without valuable technology and no operations since September 30, 2002.  As of June 30, 2004, Oxford had no assets and a deficit (negative net worth) of $3,645. The audited December 31, 2003 and unaudited June 30, 2004 financial statements had been prepared on the basis of the Company continuing as a going concern, which might overstate value because Oxford had incurred operating losses from operations since inception through June 30, 2004 totaling $13,517,981, including allocations from the Registrant for general and administrative expenses, and had accumulated a deficit at June 30, 2004 in the amount of $13,517,981.  The allocation from the Registrant for general and administrative expenses since inception was approximately $12,455,000.

Item 3.03 Material Modification to Rights of Security Holders.

The Company will not distribute 800,000 shares of Oxford Media Corporation to the Company’s stockholders of record as of August 27, 2004 pursuant to a dividend as previously announced.  The Registrant has disposed of all of the stock of Oxford Media Corp. to Thomas C. Hemingway, T. Richard Hutt and David P. Noyes in exchange for forgiveness of $48,000 of debt for salary and compensation and assumption of $125,319 of specified liabilities by Oxford and other considerations.

c) Exhibits

Exhibit No.    Description

2.9       (1)                     Purchase Agreement dated August 2, 2004 among the Registrant,

                                      Thomas C. Hemingway, T. Richard Hutt, and David P. Noyes

2.10      (1)                    Agreement dated August 17, 2004 among the Registrant, Oxford

                                      Media Corp., Thomas C. Hemingway, T. Richard Hutt, and

                                      David P. Noyes

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

                                      Reports pursuant to Section 906 of the Sarbanes-Oxley Act of

                                      2002, 18 U.S.C. Section 1350.

32.2                             Certification of Chief Financial Officer of Periodic Financial

                                    Reports pursuant to Section 906 of the Sarbanes-Oxley Act of

                                    2002, 18 U.S.C. Section 1350.

(1) Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed October 29, 2004.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERGENCE CORPORATION

Date: November 12, 2004                                                                            By: /s/ T. Richard Hutt

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